Form 10-Q
period 2017-09-30
Dova Pharmaceuticals, Inc.
filed 2017-11-09
CIK 1685071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38135

DOVA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-3858961
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Leigh Farm Road, Suite 245

Durham, North Carolina 27707

(Address of principal executive offices and zip code)

(919) 748-5975

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒ (Do not check if smaller reporting company)	Smaller Reporting Company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 6, 2017
Common Stock, $0.001 par value	25,652,457

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and for the three months ended September 30, 2016 and the period from March 24, 2016 (Inception) to September 30, 2016 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2017 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and the period from March 24, 2016 (Inception) to September 30, 2016 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Recent Sales of Unregistered Securities	55

Item 6.	Exhibits	56

Signatures		57

Dova Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$100,414	$28,709
Prepaid expenses	998	37
Total current assets	101,412	28,746
Property, plant and equipment, net	35	—
Total assets	$101,447	$28,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$585	$157
Accrued expenses	5,451	7,918
Accrued interest	631	151
Due to related party	50	85
Note payable, short-term	27,119	—
Total current liabilities	33,836	8,311

Note payable, long-term	—	13,640
Total liabilities	33,836	21,951

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 and 982,714 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	1
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,652,457 and 17,332,257 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	26	17
Additional paid-in capital	115,429	33,967
Accumulated deficit	(47,844)	(27,190)
Total stockholders’ equity	67,611	6,795
Total liabilities and stockholders’ equity	$101,447	$28,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended	For the period from March 24, 2016 (Inception) to
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating expenses:
Research and development	$4,426	$6,758	$11,995	$13,898
Research and development - licenses acquired	1,000	—	1,000	5,000
General and administrative	4,185	368	7,045	643
Total operating expenses	9,611	7,126	20,040	19,541
Loss from operations	(9,611)	(7,126)	(20,040)	(19,541)

Other income (expenses)
Other income (expense), net	224	(10)	243	(10)
Interest expense - related party	—	(3)	—	(4)
Interest expense	(336)	(35)	(857)	(35)
Total other expenses, net	(112)	(48)	(614)	(49)
Net loss	$(9,723)	$(7,174)	$(20,654)	$(19,590)

Net loss per share, basic and diluted	$(0.38)	$(0.41)	$(1.03)	$(1.13)

Weighted average common shares outstanding, basic and diluted	25,290,709	17,332,257	20,014,226	17,297,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Series A preferred stock		Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	equity
Balance as of December 31, 2016	982,714	$1	17,332,257	$17	$33,967	$(27,190)	$6,795
Stock-based compensation	—	—	—	—	2,761	—	2,761
Conversion of preferred stock into common stock	(982,714)	(1)	3,242,950	4	(3)	—	—
Issuance of common stock in connection with IPO, net of offering costs	—	—	5,077,250	5	78,704	—	78,709
Net loss	—	—	—	—	—	(20,654)	(20,654)
Balance as of September 30, 2017	—	$—	25,652,457	$26	$115,429	$(47,844)	$67,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended	For the period from March 24, 2016 (Inception) to
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net loss	(20,654)	$(19,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-licenses acquired, expensed	1,000	5,000
Non-cash research and development expenses	9,663	13,741
Stock-based compensation	2,761	—
Changes in operating assets and liabilities:
Prepaid expenses	(961)	(10)
Accounts payable	428	13
Accrued expenses	1,060	93
Accrued interest	480	35
Due to related party	(35)	58
Net cash used in operating activities	(6,258)	(660)

Cash flows from investing activities
Purchase of fixed assets	(35)	—
Net cash used in investing activities	(35)	—

Cash flows from financing activities
Proceeds from issuance of Series A preferred stock	—	10,000
Payment of offering cost in connection with issuance of Series A preferred stock	(711)	—
Capital contribution - PBM Capital	—	696
Proceeds from the issuance of common stock in connection with IPO	86,313	—
Payment of offering cost in connection with IPO	(7,604)	—
Net cash provided by financing activities	77,998	10,696

Net increase in cash and cash equivalents	71,705	10,036
Cash and cash equivalents at the beginning of the period	28,709	—
Cash and cash equivalents at the end of the period	100,414	$10,036

Supplemental disclosure of cash flow information:
Cash paid for interest	377	$—

Supplemental disclosure of noncash investing and financing activities:
Change in note payable	13,479	$6,988
Capital contribution - PBM Capital Investments, LLC - payment of AkaRx upfront purchase price	—	$5,000
Accrued offering costs in connection with issuance of preferred stock	—	$239

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

Dova was founded by PBM Capital Investments, LLC and certain affiliates of PBM Capital Investments, LLC (together, “PBM Capital”).

Dova is a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. The Company’s drug candidate, avatrombopag, recently completed two identically designed pivotal Phase 3 clinical trials that evaluated avatrombopag for the treatment of thrombocytopenia in patients with chronic liver disease scheduled to undergo a procedure.  On September 21, 2017, a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (the “FDA”) for this indication. The drug has not been approved by the FDA or other regulatory authorities for any use.

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

On August 31, 2017, Dova established a subsidiary, Dova Pharmaceuticals Ireland Limited (“Dova Ireland”), through which the Company intends to submit a Marketing Authorization Application to the European Medicines Agency.  AkaRx and Dova Ireland are the Company’s only subsidiaries.

The unaudited condensed consolidated financial statements of Dova and its wholly owned subsidiaries AkaRx and Dova Ireland (the “Company”) include the results of operations for the three and nine months ended September 30, 2017 and for the three months ended September 30, 2016 and the period from Inception through September 30, 2016.

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

Liquidity and capital resources

The Company has incurred substantial operating losses since Inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2017, the Company had an accumulated deficit of $47.8 million.

Between September 19, 2016 and November 18, 2016, the Company closed on the sale of an aggregate of 982,714 shares of Series A Preferred Stock for gross proceeds of approximately $29.0 million (purchase price of $29.51 per share).

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 5, 2017, the Company closed an initial public offering (“IPO”) of its common stock, which resulted in the issuance and sale of 5,077,250 shares of its common stock at a public offering price of $17.00 per share, generating net proceeds of approximately $78.7 million after deducting underwriting discounts and other offering costs. Upon the closing of the IPO, all outstanding shares of the Company’s Series A convertible preferred stock were automatically converted into 3,242,950 shares of the Company’s common stock.  The Company expects to use the net proceeds from the IPO to fund the commercialization of avatrombopag in the United States, if approved, for the clinical development of avatrombopag for additional indications, to repay the Eisai note and for general corporate purposes.

The Company believes that it has adequate cash and cash equivalents to continue to fund operations in the normal course of business for at least the next 12 months.

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

The Amended Certificate amends and restates in its entirety the Company’s Amended and Restated Certificate of Incorporation, as amended, and the Amended Bylaws amend and restate, in their entirety, the Company’s Bylaws. Collectively, the Amended Certificate and the Amended Bylaws, among other things: (i) authorize 100,000,000 shares of common stock; (ii) eliminate all references to the previously existing series of preferred stock; and (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board in one or more series.

Note 2—Significant accounting policies

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016 included in the Company’s final prospectus for its IPO dated as of June 28, 2017 and filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

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

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Accrued expenses

Accrued expenses primarily consist of Eisai FTE resource fees and out-of-pocket costs due under the TSA and other professional fees. Operating costs accrued for services received but not yet invoiced or paid under the TSA were $3.2 million as of September 30, 2017. Once the expenses under the TSA are approved for application to the Note by Eisai, these accrued expenses will be converted into the Note. The Company’s policy is to record these TSA accrued expenses as current liabilities until such accrued expenses are converted into the Note.

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

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The carrying amount of the Company’s financial instruments, including cash and cash equivalents and accounts payable approximate their fair values. As of September 30, 2017 and December 31, 2016, the carrying amount of the Note approximates fair value as its interest rate approximates current market rates that could be obtained by the Company with a similar guarantee by PBM Capital Investments, LLC (Level 2 inputs).

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

Income taxes

On September 15, 2016, Dova converted from an LLC to a C-corporation. Prior to September 15, 2016, Dova Pharmaceuticals, LLC elected to be taxed as a partnership. Therefore, Dova was not subject to income taxes until its conversion to a C-corporation on September 15, 2016. AkaRx was subject to income taxes from April 1, 2016 through September 30, 2017.

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

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period assuming the retrospective conversion of member units described above. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. The computations of diluted net loss per common share for the three and nine months ended September 30, 2017 did not include the stock options to purchase 1,941,141 shares of common stock, as the inclusion of these securities would have been antidilutive.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact of adopting this standard on the condensed consolidated financial statements and disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the condensed consolidated financial statements and disclosures, but does not expect it to have a significant impact.

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

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Purchase Agreement included a license to avatrombopag, other associated intellectual property, inventory, documentation and records, and related materials. Because avatrombopag had not yet received regulatory approval, the $5.0 million purchase price paid to date for these assets was expensed in the Company’s statement of operations for the period from Inception to September 30, 2016. In addition, the potential milestone payments based on annual net sales are not yet considered probable, and no milestone payments have been accrued at September 30, 2017.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-term supply agreement with Eisai

In June 2017, the Company entered into a supply agreement with Eisai, pursuant to which the Company agreed to purchase finished drug product for avatrombopag from Eisai and Eisai agreed to supply finished drug product for avatrombopag. The initial term of the agreement will terminate on the later of March 30, 2021 and the third anniversary of the Company’s first commercial sale of avatrombopag. After the initial term, the supply agreement may be renewed by mutual agreement of the parties. During the initial term, Eisai is the Company’s exclusive supplier of finished drug product, except that the Company has the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on the Company’s forecasted purchases of avatrombopag during the remainder of the initial term. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to the Company under the agreement, the Company may elect to seek alternative supply arrangements so long as such failure remains uncured, subject to certain exceptions. The aggregate payments to Eisai under the supply agreement for finished drug product will be the greater of a fixed payment per tablet and a payment calculated in the mid-single digit percentages of net sales of avatrombopag.

Transition services agreement

Pursuant to the terms and conditions of the TSA, Eisai agreed to manage the ongoing clinical trials for the Company through regulatory approval of avatrombopag based on an agreed upon fee schedule for services plus reimbursement of certain out of pocket expenses. Services may be provided by Eisai’s full-time employees, its affiliates or third-party contractors. Payments under this agreement that exceed $51.0 million will be credited against any milestone payments due to Eisai under the Purchase Agreement. Pursuant to the TSA, payments due are being financed under the Note with Eisai as described below. The Company may terminate the services provided under the TSA on a service-by-service basis or the agreement in its entirety upon 60-days’ written notice. The TSA may also be terminated (i) by mutual consent, (ii) by either party upon 60-days’ written notice if the other party materially breaches the agreement and fails to cure such breach, (iii) by either party in the event of the other party’s bankruptcy, insolvency or certain similar occurrences, and (iv) by either party in the event that such party is unable to perform its obligations under the agreement as a result of events outside of its reasonable control. The Company has final decision-making authority related to development of avatrombopag and the regulatory approval process.

Eisai note and security agreement

On March 30, 2016, the Company issued the Note to Eisai, which enables the Company to finance payments due to Eisai under the TSA. The principal amount of the Note will be increased by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. As of September 30, 2017, the Company had outstanding borrowings of $27.1 million under the Note, additional TSA expenses of $3.2 million included in accrued expenses and the Company owed Eisai $0.6 million in accrued interest. The Note matures on March 30, 2018 and bears interest at a rate of 5% per annum. Interest is payable annually in arrears to Eisai on March 31, 2017 and 2018. The maturity of the Note may be accelerated by Eisai upon a change of control defined as any investor or group gaining more than 50% of the equity interests of AkaRx. Principal and interest under the Note can be prepaid at any time without penalty. The Note is secured by a blanket security interest on all of the assets of AkaRx, including the worldwide rights to avatrombopag. Payments due to Eisai under the Note are currently guaranteed by PBM Capital Investments, LLC.

License agreement with Astellas Pharma Inc.

The primary intellectual property related to avatrombopag is licensed from Astellas Pharma Inc. (“Astellas”) on an exclusive, worldwide basis under the terms of a license agreement that the Company acquired from Eisai under the Purchase Agreement. Under the terms of the license agreement, the Company is required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the filing of the NDA, the Company became obligated to make a milestone payment of $1.0 million within 30 days, which is included in accrued expenses as of September 30, 2017.  The Company will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. In addition, the Company will be required to pay Astellas tiered royalties ranging from the mid to high single digits on net sales of avatrombopag. No amounts have been accrued for any potential milestone payments as the payments were not deemed probable. Unless earlier terminated, this license agreement with Astellas will expire on a country-by-country and product-by-product basis upon the latest of (i) the expiration of the last-to-expire claim of the licensed patents, (ii) the expiration of any government-granted marketing exclusivity period for avatrombopag, and (iii) 10 years after the last date of launch of avatrombopag to have occurred in any country. Thereafter, the term of the license agreement may be extended for successive one-year terms if the Company notifies Astellas in writing of its desire to extend such term at least three months before it is otherwise set to expire.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three and nine months ended September 30, 2017, the Company incurred expenses under the SAs of $150,000 and $450,000, respectively, which were included in general and administrative expenses.

For the three months ended September 30, 2016 the Company incurred expenses under the SAs of $150,000 and for the period from March 24, 2016 (Inception) to September 30, 2016, the Company incurred expenses under the SAs of $300,000, which were included in general and administrative expenses. No expenses under the SA were incurred prior to April 1, 2016.

As of September 30, 2017, the Company owed PBM Capital Group, LLC and its affiliates approximately $50,000.

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

Series A preferred stock

Between September 19, 2016 and November 18, 2016, the Company closed on the sale of an aggregate of 982,714 shares of Series A preferred stock for gross proceeds of $29.0 million (at a purchase price of $29.51 per share). The Series A preferred stock was entitled to non-cumulative, non-compounding dividends at 8.0% per annum (based on the original issue price), when, as and if any dividends are declared by the Board.

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

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

price per share of at least $17.88, or (ii) by majority vote of the then outstanding shares of Series A preferred stock. The Series A Conversion Price was $8.94, and was subject to adjustment based on events including the issuance of additional equity securities, certain dividends and distributions, mergers and reorganizations, and stock splits and combinations.

The Series A preferred stock was not mandatorily redeemable and did not embody an unconditional obligation to settle in a variable number of equity shares. As such, the Series A preferred stock was classified as permanent equity on the consolidated balance sheet. The holders’ contingent redemption right in the event of certain deemed liquidation events did not preclude permanent equity classification.

Further, the Series A preferred stock was considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated preferred stock host instrument and therefore was not bifurcated from the equity host. The contingent put right upon certain deemed liquidation events was not clearly and closely related to the associated preferred stock host instrument but did not meet the definition of a derivative and therefore was not bifurcated from the equity host.

Upon the closing of the IPO on July 5, 2017, all outstanding shares of the Company’s Series A convertible preferred stock were automatically converted into 3,242,950 shares of the Company’s common stock.

Issuance of common stock in connection with the Company’s initial public offering

On July 5, 2017, the Company closed its IPO, which resulted in the issuance and sale of 5,077,250 shares of its common stock at a public offering price of $17.00 per share, generating net proceeds of approximately $78.7 million after deducting underwriting discounts and other offering costs.

Note 6—Stock-based compensation

Options

In June 2017, the Board adopted and approved the Amended and Restated 2017 Equity Incentive Plan (the “IPO Plan”), which amended and restated the Company’s prior 2017 Equity Incentive Plan (the “2017 Plan”) and became effective in connection with the IPO pricing on June 28, 2017.  Prior to the effectiveness of the IPO Plan, the 2017 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. As a result of the effectiveness of the IPO Plan, no further grants may be made under the 2017 Plan.

The IPO Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The IPO Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company has initially reserved 4,285,250 shares of common stock for issuance under the IPO Plan, which is the sum of (1) 2,000,000 new shares, plus (2) the number of shares reserved for issuance under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) at the time the IPO Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2017 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the IPO Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2018 through January 1, 2027, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of September 30, 2017, 2,344,109 shares were available for grant under the IPO Plan. As of September 30, 2017, options to purchase 1,941,141 shares of the Company’s common stock were outstanding at a weighted average exercise price of $6.20 per share.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Prior to the IPO, the fair values of the shares of common stock underlying the Company options were estimated on each grant date by the Company. In order to determine the fair value, the Company considered, among other things, contemporaneous valuations of the Company’s common stock and preferred stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. Since the IPO, the fair value of the common stock underlying the Company’s options has been based upon the closing price of the Company’s common stock on the grant date.

Option awards

The fair value of the Company’s option awards was estimated using the assumptions below:

For the nine months ended September 30,
2017
Exercise price	$3.73 - $24.28
Risk-free rate of interest	1.71% - 2.16%
Term (years)	5.2 - 7.1
Expected stock price volatility	87.21% - 89.38%

The following table summarizes the Company’s stock option activity under the 2017 Plan and IPO Plan for the nine months ended September 30, 2017:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2016	—	$—	—	$—
Employee options granted	1,941,141	6.20	9.6	35,102,000
Outstanding as of September 30, 2017	1,941,141	$6.20	9.6	$35,102,000
Options vested and exercisable as of September 30, 2017	—	$—	—	$—

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s closing common stock price on September 29, 2017, or $24.28 per share, and the exercise price of the stock options that had strike prices below $24.28 per share. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2017 was $7.22.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017 is as follows (in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2017	2017
General and administrative	$1,690	$2,179
Research and development	452	582
Total stock-based compensation	$2,142	$2,761

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the nine months ended September 30, 2017 have a maximum contractual term of 10 years. As of September 30, 2017, there was approximately $11.2 million of total unrecognized compensation expense, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 1.6 years.

Note 7—Commitments and contingencies

Office Lease

In June 2017, the Company entered into a lease consisting of approximately 7,351 square feet of office space in Durham, North Carolina. This lease provides for current monthly payments of approximately $15,000 and expires on April 30, 2020.

On September 22, 2017, the Company entered into an amendment to its lease agreement, effective October 1, 2017, to increase the total amount of leased office space to an aggregate of approximately 14,378 square feet. The amended lease agreement requires future rental payments of $38,000 during the final three months of the year ending December 31, 2017, and payments of $0.3 million, $0.3 million and $0.1 million during the years ending December 31, 2018, 2019 and 2020, respectively.

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

Overview

We are a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. Our drug candidate, avatrombopag, which we acquired from Eisai, Inc., or Eisai, in March 2016, is an orally administered thrombopoietin receptor agonist, or TPO-RA, that we are developing for the treatment of thrombocytopenia. We have recently completed two identically designed pivotal Phase 3 clinical trials that evaluated avatrombopag for the treatment of thrombocytopenia in patients with chronic liver disease, or CLD, scheduled to undergo a procedure. Avatrombopag met the primary and secondary endpoints in each of these clinical trials with high statistical significance. Based on these results, a new drug application, or NDA, was submitted to the U.S. Food and Drug Administration, or FDA, for this initial indication on September 21, 2017.

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

We have a limited operating history as we were formed on March 24, 2016. Since our inception, our operations have focused on acquiring rights to avatrombopag, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting clinical trials and preparing for and submitting an NDA for avatrombopag. We do not have any drug candidates approved for sale and have not generated any revenue from drug sales. We have funded our operations primarily through the sale of equity and equity-linked securities. On July 5, 2017, we closed our initial public offering, or IPO, of common stock, which resulted in the issuance and sale of 5,077,250 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of approximately $78.7 million after deducting underwriting discounts and other offering costs. Upon the closing of the IPO, all outstanding shares of our Series A convertible preferred stock were automatically converted into 3,242,950 shares of common stock.  We believe that the net proceeds from the IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The proceeds will be used to build the necessary commercial infrastructure to support the launch of avatrombopag in the United States, if approved, for clinical development of avatrombopag for follow-on indications, to repay the Eisai note and for general corporate purposes. See “—Liquidity and capital resources.”

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2017 and for the period from March 24, 2016 (Inception) to December 31, 2016, our net loss was $20.7 million and $27.2 million, respectively. As of September 30, 2017, we had an accumulated deficit of $47.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Eisai note and security agreement

In March 2016, we issued a note to Eisai, or the Eisai note, which enables us to finance payments due to Eisai under the TSA. The principal amount of the Eisai note will be increased by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. As of September 30, 2017, we had outstanding borrowings of $27.1 million under this Eisai note, additional TSA expenses of $3.2 million included in accrued expenses and we owed Eisai $0.6 million in accrued interest. The Eisai note matures on March 30, 2018 and bears interest at a rate of 5% per annum. Interest is payable annually in arrears to Eisai beginning on March 31, 2017 and, accordingly, we paid a single interest-only payment of $0.4 million in March 2017. Principal and interest under the Eisai note can be prepaid at any time without penalty. The Eisai note is secured by a blanket security interest on all of the assets of our wholly-owned subsidiary, AkaRx, including the worldwide rights to avatrombopag. Payments due pursuant to the Eisai note are currently guaranteed by PBM Capital Investments, LLC.

License agreement with Astellas

The primary intellectual property related to avatrombopag is licensed to us from Astellas on an exclusive, worldwide basis under the terms of a license agreement we acquired from Eisai in connection with our acquisition of the rights to avatrombopag from Eisai. Under the terms of the license agreement, we are required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the filing of the NDA, we became obligated to make a milestone payment of $1.0 million within 30 days, which is included in accrued expenses as of September 30, 2017.  We will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. In addition, we will be required to pay Astellas tiered royalties in the mid to high single-digit percentages on net sales of avatrombopag. No amounts have been accrued for any potential future milestone payments as such payments have not been deemed probable. See Note 3 “The purchase agreement and related transactions” in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

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

Components of results of operations

Revenue

To date, we have not generated any revenue from drug sales. We do not expect to generate any revenue from any drug candidates that we develop unless and until we obtain regulatory approval and commercialize our drugs or enter into collaborative agreements with third parties. An NDA was submitted for the approval of avatrombopag on September 21, 2017. If avatrombopag is approved, then we may generate revenue from drug sales. We do not expect to commercialize avatrombopag before 2018, if ever.

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

•                  obtaining regulatory approval for the marketing of avatrombopag for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure;

•                  commercializing avatrombopag, if approved, whether alone or in collaboration with others;

•                  whether any indication approved by regulatory authorities is narrower than we expect;

•                  compliance with ongoing regulatory review by the FDA, European Medicines Agency, or the EMA, or any comparable foreign regulatory authorities;

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

General and administrative expense

General and administrative expense consists primarily of expenses under the services agreements with PBM Capital Group, LLC, salaries and other related costs, recruiting fees, professional fees for accounting and legal services and consulting fees to support the potential launch of avatrombopag. Other than payments to PBM Capital Group, LLC under the services agreements, for the period from

March 24, 2016 (Inception) to December 31, 2016, we did not pay any employee compensation or issue any stock-based compensation to any employee, director or consultant. We began paying compensation and issuing equity awards to employees during the nine months ended September 30, 2017.

We expect our general and administrative expense will increase for the foreseeable future to support our continued clinical development activities, potential commercialization of avatrombopag and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs. In addition, if avatrombopag receives regulatory approval, we expect to incur expenses associated with building a sales and marketing team. However, we do not expect to receive any such regulatory approval until at least 2018, if at all.

Other expense, net

Other expense, net consists of interest expense related to the Eisai note and interest income on our cash and cash equivalents.

Results of operations for the three months ended September 30, 2017 and 2016

The following table sets forth our selected statements of operations data for the three months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,
	2017	2016
Operating expenses:
Research and development	$4,426	$6,758
Research and development - licenses acquired	1,000	—
General and administrative	4,185	368
Total operating expenses	9,611	7,126
Loss from operations	(9,611)	(7,126)

Other income (expenses)
Other income (expense), net	224	(10)
Interest expense - related party	—	(3)
Interest expense	(336)	(35)
Total other expenses, net	(112)	(48)
Net loss	$(9,723)	$(7,174)

Operating expense

Research and development expense (including licenses acquired)

Research and development expenses, including licenses acquired, decreased by $1.4 million, from $6.8 million for the three months ended September 30, 2016 to $5.4 million for the three months ended September 30, 2017. For the three months ended September 30, 2017, research and development expenses included $3.2 million of expenses under the TSA, $0.3 million of consulting fees associated with the preparation and submission of the NDA and planning for additional clinical development of avatrombopag, $0.4 million of payroll-related expenses and $0.5 million of stock-based compensation expense, as well as a $1.0 million milestone payment that we became obligated to pay Astellas on September 21, 2017 upon the filing of the NDA. For the three months ended September 30, 2016, we recorded $6.8 million of research and development expenses under the TSA.

General and administrative expense

We hired our first employees and began paying compensation during the three months ended March 31, 2017. We granted our first equity awards to employees during the three months ended June 30, 2017. For the three months ended September 30, 2017, general and administrative expenses were $4.2 million, and were primarily attributable to $1.7 million of stock-based compensation expenses,

$0.6 million of payroll-related expenses, $1.0 million of consulting fees, $0.3 million of recruiting fees, $0.3 million of office operations-related expenses and $0.2 million of fees under the services agreements with PBM Capital Group, LLC. For the three months ended September 30, 2016, we recorded $0.4 million of general and administrative expenses.

Other expense, net

Other expense, net for the three months ended September 30, 2017 consisted primarily of $0.3 million of interest expense related to the Eisai note and $0.2 million of income on our money market mutual funds. For the three months ended September 30, 2016, other expense, net was insignificant.

Results of Operations for the nine months ended September 30, 2017 and the period from March 24, 2016 (Inception) to September 30, 2016

The following table sets forth our selected statements of operations data for the nine months ended September 30, 2017 and for the period from March 24, 2016 (Inception) to September 30, 2016 (in thousands):

	Nine months ended September 30, 2017	Period from March 24, 2016 (inception) to September 30, 2016
Operating expenses:
Research and development	$11,995	$13,898
Research and development - licenses acquired	1,000	5,000
General and administrative	7,045	643
Total operating expenses	20,040	19,541
Loss from operations	(20,040)	(19,541)

Other income (expenses)
Other income (expense), net	243	(10)
Interest expense - related party	—	(4)
Interest expense	(857)	(35)
Total other expenses, net	(614)	(49)
Net loss	$(20,654)	$(19,590)

Operating expense

Research and development expense (including licenses acquired)

Research and development expenses, including licenses acquired, decreased by $5.9 million, from $18.9 million for the period from March 24, 2016 to September 30, 2016 to $13.0 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, research and development expenses included $9.8 million of expenses under the TSA, $0.9 million of consulting fees, $0.7 million of payroll-related expenses and $0.6 million of stock-based compensation expense, as well as a $1.0 million milestone payment that we became obligated to pay Astellas on September 21, 2017 upon the filing of the NDA. For the period from March 24, 2016 to September 30, 2016, we recorded $18.9 million of research and development expenses, including $13.7 million of expenses under the TSA and a $5.0 million upfront payment made to Eisai in connection with the Eisai stock purchase agreement.

General and administrative expense

We hired our first employees and began paying compensation during the nine months ended September 30, 2017. We granted our first equity awards to employees during the nine months ended September 30, 2017. For the nine months ended September 30, 2017, general and administrative expenses were $7.0 million, and were primarily attributable to $2.2 million of stock-based compensation expense, $1.2 million of payroll-related expenses, $1.8 million of consulting fees, $0.6 million of employee recruiting expenses, $0.6 million of office operations-related expenses, $0.2 million of travel expenses and $0.5 million of fees under the services agreements with PBM

Capital Group, LLC. For the period from March 24, 2016 (Inception) to September 30, 2016, we recorded $0.6 million of general and administrative expenses.

Other expense, net

Other expense, net for the nine months ended September 30, 2017 consisted primarily of $0.9 million of interest expense related to the Eisai note and $0.3 million of interest income on our money market mutual funds. For the period from March 24, 2016 to September 30, 2016, other expense, net was insignificant.

Liquidity and capital resources

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have funded our operations primarily through the capital contributions from PBM Capital, sale of common stock in connection with our IPO, sale of Series A preferred stock and financing payments due to Eisai under the TSA through incurrence of debt under the Eisai note, which had a principal amount outstanding of $27.1 million and $13.6 million as of September 30, 2017 and December 31, 2016, respectively. On July 5, 2017, we closed our IPO, which resulted in the issuance and sale of 5,077,250 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $78.7 million after deducting underwriting discounts and other offering costs. Upon the closing of our IPO, all outstanding shares of our Series A convertible preferred stock were automatically converted into 3,242,950 shares of common stock. As of September 30, 2017, we had $100.4 million in cash and cash equivalents.

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Nine months ended September 30, 2017	Period from March 24, 2016 (inception) to September 30, 2016
Cash and cash equivalents at the beginning of the period	$28,709	$—
Net cash used in operating activities	(6,258)	(660)
Net cash used in investing activities	(35)	—
Net cash provided by financing activities	77,998	10,696
Cash and cash equivalents at the end of the period	$100,414	$10,036

Operating activities

Operating activities used $6.3 million of cash during the nine months ended September 30, 2017, primarily for consulting fees, payroll related expenses, office operational expenses, recruiting, professional and legal fees, travel and expenses under the services agreements with PBM Capital Group, LLC.

Operating activities use of cash in the period from March 24, 2016 (inception) to September 30, 2016 consisted primarily of $0.3 million of consulting fees and $0.3 million paid to PBM Capital Group, LLC under the SA.

Investing activities

Investing activities during the nine months ended September 30, 2017 and for the period from March 24, 2016 to September 30, 2016 were insignificant.

Financing activities

Financing activities provided $78.0 million of cash during the nine months ended September 30, 2017, consisting of the net proceeds of $78.7 million received upon the closing of our IPO on July 5, 2017 and payment of $0.7 million of offering costs for our preferred stock sold in 2016.

Financing activities provided $10.7 million of cash in the period from March 24, 2016 (Inception) to September 30, 2016, primarily from a capital contribution of $0.7 million from PBM Capital Investments, LLC and $10.0 million of net proceeds received from the issuance of Series A preferred stock.

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

Contractual Obligations and Commitments

As of September 30, 2017, the only material change in our contractual obligations and commitments from those disclosed in the final prospectus for our IPO dated as of June 28, 2017 and filed with the SEC on June 30, 2017 pursuant to Rule 424(b)(4) was the entry into a sublease agreement in June 2017 and the amendment of this sublease agreement in September 2017, effective October 1, 2017, pursuant to which we lease office space in Durham, North Carolina.  The sublease agreement, as amended, requires future rental payments of $38,000 during the final three months of the year ending December 31, 2017, and payments of $0.3 million, $0.3 million and $0.1 million during the years ending December 31, 2018, 2019 and 2020, respectively.

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

Other than the following critical accounting policy on stock based compensation, there were no other material changes to our critical accounting policies which are disclosed in our audited financial statements for the year ended December 31, 2016 included in our final prospectus dated June 28, 2017, and filed with the SEC on June 30, 2017 pursuant to Rule 424(b)(4).

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three or nine months ended September 30, 2017.

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

With respect to the quarter ended September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. We incurred net losses of $27.2 million for the period from March 24, 2016 (Inception) through December 31, 2016 and net losses of $20.7 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $47.8 million. We expect to continue to incur substantial and increasing losses for the foreseeable future, which such losses may fluctuate significantly from quarter to quarter and year to year. We have no drugs approved for commercial sale and to date we have not generated any revenue from drug sales. Because of the numerous risks and uncertainties associated with the regulatory approval process and the commercial launch of a drug, if approved for marketing, it could be years before we generate revenue from the sale of avatrombopag, if at all. Even if avatrombopag is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of this drug, including increased sales and marketing expenses and increased personnel costs. We also expect our research and development expenses to be significant in connection with our planned clinical trials and applications for regulatory approval for avatrombopag for other indications. In addition, as a public company in the United States, we expect to incur significant expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. Accordingly, we are unable to predict when, or if, we will be able to achieve profitability and, if so, whether we will be able to sustain it.

Our ability to generate revenue and achieve and maintain profitability depends on a number of factors, including:

•                  our ability to obtain regulatory approval for the marketing of avatrombopag for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure;

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

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drugs are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market avatrombopag in the United States until it receives approval of an NDA from the FDA, or in any foreign countries until it receives the requisite approval from the regulatory authorities in such countries. While an NDA was submitted to the FDA in September 2017, we have not received approval of the NDA or submitted comparable applications to the EMA or other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and inherently uncertain process. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. The FDA, EMA or any comparable foreign regulatory authorities may delay, limit or deny approval of avatrombopag for many reasons, including:

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

As of September 30, 2017, we had $100.4 million in cash and cash equivalents. We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize avatrombopag. Based upon our current operating plan, we believe that our existing resources, including the net proceeds from our recent initial public offering, or IPO, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Because the length of time and activities associated with successful development of avatrombopag is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

We may require additional capital to complete the potential commercialization of avatrombopag for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure, complete the development of avatrombopag for other potential indications and execute our strategic plans by pursuing additional drug candidates for diseases treated by specialist physicians. If we were to raise additional capital through the issuance of equity or convertible securities, your ownership interest would be diluted, and the terms of these equity securities could include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

As of September 30, 2017, we had 18 employees. We rely on the support and research and development services provided by Eisai pursuant to the TSA. We also rely on the support and administrative services provided by PBM Capital Group, LLC, which is an affiliate of our controlling stockholder, PBM Capital Investments, LLC, pursuant to our agreements with PBM Capital Group, LLC. We do not expect personnel and support staff that provide services to us under these services agreements will have as their primary responsibility the management and administration of our business or act exclusively for us. As a result, such individuals will not allocate all of their time and resources to us.

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

As of September 30, 2017, we had 18 employees and were reliant on services provided to us by PBM Capital Group, LLC and Eisai under the services agreements and TSA, respectively. We expect to hire additional employees for our clinical, scientific, medical, regulatory, operational, human resources, finance, administrative and sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development and commercialization of avatrombopag. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize avatrombopag and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We cannot be certain that existing clinical trial results will be sufficient to support regulatory approval of avatrombopag for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure, or that future clinical trial results will support the effectiveness of avatrombopag in other indications. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. Moreover, success in clinical trials in a particular indication, such as thrombocytopenia in CLD patients scheduled to undergo a procedure, does not ensure that a drug candidate will be successful in other thrombocytopenia indications. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical studies or clinical trials or successful later-stage trials in other related indications. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. A failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a drug candidate and may delay development of any other drug candidates. Any delay in, or termination of, our clinical trials in other indications will delay the submission of the NDA to the FDA for such indications, the marketing authorization application to the EMA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize avatrombopag and generate revenue.

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

Market acceptance of avatrombopag may also be affected by the perception that TPO-RAs, because of their mechanism of action, are not safe for the acute treatment of thrombocytopenia due to the possible incidence of PVT. In addition, market acceptance may suffer if avatrombopag is perceived as having limited clinical efficacy beyond its success in meeting trial endpoints in CLD patients, including any perception by physicians that avatrombopag, although effective at increasing platelet count, may not be effective in reducing or controlling excessive bleeding in connection with a procedure.

In addition, the potential patient population for our initial indication is relatively small. This could affect the rate of adoption and as a result, market acceptance of our drug, if approved, could be much slower than anticipated.

Further, the benefits of avatrombopag compared to platelet transfusions in the acute setting may not be readily accepted by the medical community following regulatory approval, or at all, particularly if the perceived safety and efficacy risks and concerns relating to existing TPO-RAs, including incidence of PVTs, are attributed to avatrombopag. In the acute setting, platelet transfusions are the accepted standard of care to treat thrombocytopenia, and physicians may be hesitant to use a new therapy or treatment such as avatrombopag in lieu of transfusions, including due to physicians’ relative familiarity with platelet transfusions and their safety and efficacy profile. For example, physicians may perceive platelet transfusions to be more effective or precise than TPO-RAs in increasing platelet counts prior to a procedure to a requisite threshold, which is subject to the discretion of the physician and thus may vary depending on the type and invasiveness of the specified procedure. Further, platelet transfusions, which are typically scheduled for the day of a procedure, may be preferred by certain physicians over TPO-RAs, including avatrombopag, to avoid the perceived inconvenience of needing to take scheduled oral doses of TPO-RA treatments in advance of the procedure. Because we expect sales of avatrombopag, if approved, to generate substantially all of our drug revenues for the foreseeable future, the failure of this drug to find market acceptance would harm our business and could require us to seek additional financing.

The market for our drug candidate may not be as large as we expect.

Our estimates of the potential market opportunity for avatrombopag include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. These assumptions include the prevalence of CLD and other patients with thrombocytopenia undergoing a procedure and the number of patients with chemotherapy-induced thrombocytopenia. However, there can be no assurance that any of these assumptions are or will remain accurate. For example, physicians and surgeons exercise discretion about the requisite platelet count threshold before a procedure, notwithstanding platelet count thresholds recommended by medical professional associations, which are viewed as clinical guidelines rather than standards of care. As a result, the number of physicians that would determine that an increase in platelet count is necessary prior to a specific procedure, or that would prefer an advance treatment such as avatrombopag rather than prophylactic platelet transfusion on the same day as the procedure, may be smaller than we anticipate. Further, even if avatrombopag is approved for use in advance of highly invasive procedures, physicians may continue to prescribe platelet transfusions in advance of such procedures instead of other treatment regimens. In addition, our assumptions regarding the number of patients with thrombocytopenia that are treated in the chronic setting may be inaccurate, as physicians exercise discretion in determining when a patient with thrombocytopenia should receive chronic treatment. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, then the actual market for avatrombopag for any indication could be smaller than our estimates of our potential market opportunity. The degree of market acceptance by the medical community of avatrombopag following regulatory approval could also impact these assumptions and reduce the market size for avatrombopag, including due to the factors described above in “—Even if avatrombopag receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.” If the actual market for avatrombopag is smaller than we expect, our drug revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

In addition, the label for avatrombopag may include certain limitations on the patients and uses of avatrombopag. As a result, even if we attain market acceptance among physicians, health care payors, patients and the medical community for approved uses of avatrombopag, we may not be able to market or promote this drug candidate for all CLD patients with thrombocytopenia scheduled to undergo a procedure or for other patients with thrombocytopenia beyond the specifically approved indication.

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

Although our strategic plan is focused on drug candidates for diseases treated by specialist physicians, because we have limited financial and management resources, we are currently primarily focused on the development of avatrombopag for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure. We are also planning to develop avatrombopag for patients with thrombocytopenia, regardless of etiology, prior to a procedure, regardless of the degree of invasiveness, as well as for patients with chemotherapy-induced thrombocytopenia. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future development programs for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

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

With respect to avatrombopag for the treatment of thrombocytopenia in patients with CLD scheduled to undergo a procedure, we will be primarily competing with platelet transfusions, since neither of the available TPO-RAs are approved by the FDA for this indication. However, we also anticipate some competition from TPO-RAs being used off-label. In addition, Shionogi is developing lusutrombopag for the treatment of thrombocytopenia in patients with CLD undergoing invasive surgical procedures, which has been approved in Japan and has recently completed one global Phase 3 clinical trial with approximately 200 patients.

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

The risk of failure for avatrombopag and any other future drug candidates we may develop is high. It is impossible to predict when or if avatrombopag will prove to be effective and safe in humans or will receive regulatory approval for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure. Additionally, before regulatory authorities grant marketing approval for avatrombopag, for any future indications, or any future drug candidate that we seek to develop, we will be required to conduct extensive clinical trials to demonstrate safety and efficacy in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. In addition, we are evaluating the potential regulatory approval pathway for avatrombopag for other indications, including the treatment of adults with chronic ITP. Several clinical trials have been conducted evaluating the use of avatrombopag for the treatment of patients with chronic ITP and may utilize our clinical trial results for other indications as well. However, the FDA, EMA or any comparable foreign regulatory authority may not accept any such trial results for additional indications and may require us to conduct further clinical trials, which may require us to incur significant additional development expenses. As a result, there can be no assurance that we will continue to evaluate and pursue approval for avatrombopag in any such indications.

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. For example, in Congress, the U.S. House of Representatives passed Affordable Care Act replacement legislation known as the American Health Care Act of 2017 in May 2017, which was not introduced in the Senate. More recently, the Senate Republicans have proposed multiple bills to repeal or repeal and replace portions of the Affordable Care Act. Although none of these measures have been enacted by Congress, Congress may consider other legislation to repeal or replace certain elements of the Affordable Care Act. In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, citing legal guidance from the U.S. Department of Justice and the U.S. Department of Health and Human Services, the Trump administration has concluded that cost-sharing reduction (CSR) payments to insurance companies required under the Affordable Care Act have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

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

As of November 6, 2017, we had 25,652,457 outstanding shares of common stock. Of these shares, approximately 4.6 million are freely tradable and the remaining shares of common stock will be available for sale in the public market at the end of December 2017, following the scheduled expiration of lock-up agreements between our stockholders and certain of the underwriters in connection with our recent IPO, subject, in the case of our affiliates, to the conditions of Rule 144 under the Securities Act. J.P. Morgan Securities LLC may release these stockholders from their lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market subject to the conditions of Rule 144 under the Securities Act.

In addition, we have filed a registration statement on Form S-8 registering the issuance of approximately 6.0 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144.

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

As of November 6, 2017, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, including funds under common control with PBM Capital Investments, LLC, in the aggregate, beneficially own a majority of our outstanding common stock. Further, PBM Capital Investments, LLC and funds under common control with PBM Capital Investments, LLC beneficially own a majority of our common stock. As a result, PBM Capital Investments, LLC can control, and these other persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the

Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Global Market. Section 302 of the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and, beginning with our fiscal year ending December 31, 2018, Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards of $21.9 million. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2036. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In connection with our recent IPO, it is possible that we have experienced an ownership change limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

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

On July 5, 2017, we received net proceeds of $78.7 million, after deducting underwriting discounts and commissions and offering expenses borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates. The joint book-running underwriters of the IPO were J.P. Morgan Securities LLC, Jefferies LLC and Leerink Partners LLC.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated June 28, 2017, as filed with the SEC on June 30, 2017.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Dova Pharmaceuticals, Inc.
3.2(2)	Amended and Restated Bylaws of Dova Pharmaceuticals, Inc.
10.1#	Amendment to Sublease, by and between the Registrant and Paidian Research, Inc., dated as of September 22, 2017.
31.1#	Certification of Principal Executive Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#*

Certifications of Principal Executive Officer and Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

Dova Pharmaceuticals, Inc.

Date: November 9, 2017	By:	/s/ Alex Sapir
Alex Sapir
President and Chief Executive Officer
(Principal Executive Officer)