Form 10-K
period 2017-12-31
Dova Pharmaceuticals, Inc.
filed 2018-02-16
CIK 1685071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                    .

Commission File Number 001- 38135

DOVA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-3858961
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Leigh Farm Road, Suite 245

Durham, North Carolina 27707

(Address of principal executive offices and zip code)

(919) 748-5975

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common Stock, par value $0.001 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $241,097,846 based upon the closing sale price of our common stock of $22.29 on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of February 14, 2018
Common Stock, $0.001 par value	25,679,266

DOVA PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•                  the timing, progress and results of clinical trials of avatrombopag and any other drug candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•                  the timing of any submission of filings for regulatory approval of avatrombopag, and the timing of and our ability to obtain and maintain regulatory approval of avatrombopag for any indication;

•                  our expectations regarding the scope of any approved indication for avatrombopag;

•                  our ability to expand the indications for which avatrombopag may be approved;

•                  our expectations regarding the size of the patient populations for, market acceptance and opportunity for and clinical utility of avatrombopag or any other drug candidates, if approved for commercial use;

•                  our ability to rely on Eisai for transition services under the TSA, including with respect to the development of avatrombopag;

•                  our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes, including our ability to maintain our supply agreement with Eisai;

•                  our ability to successfully commercialize avatrombopag;

•                  our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•                  our strategic plans and expectations for, and our ability to identify, develop and obtain regulatory approval for, new drug candidates;

•                  the implementation of our strategic plan to identify and develop treatments for diseases treated by specialist physicians;

•                  our ability to establish or maintain collaborations or strategic relationships;

•                  our ability to identify, recruit and retain key personnel;

•                  our ability to protect and enforce our intellectual property protection for avatrombopag, and the scope of such protection;

•                  our financial performance and expectation regarding future funding sources;

•                  our competitive position and the development of and projections relating to our competitors or our industry;

•                  the impact of laws and regulations; and

•                  our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

You should refer to “Item 1A. Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

You should read this report and the documents that we reference in this report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

All brand names or trademarks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the symbols ® and ™, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. Unless the context requires otherwise, references in this report to “Dova,” the “Company,” “we,” “us,” and “our” refer to Dova Pharmaceuticals, Inc. and its subsidiaries.

PART I

Item 1.        Business

OVERVIEW

We are a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. Our drug candidate, avatrombopag, which we acquired from Eisai, Inc., or Eisai, in March 2016, is an orally administered thrombopoietin receptor agonist, or TPO-RA, that we are developing for the treatment of thrombocytopenia. On September 21, 2017, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for the treatment of thrombocytopenia in patients with chronic liver disease, or CLD, scheduled to undergo a procedure.  The NDA submission was supported by two identically designed pivotal Phase 3 clinical trials, both of which met the primary and secondary endpoints with high statistical significance.  The NDA was granted Priority Review by the FDA in November 2017 and the Prescription Drug User Fee Act goal date for an FDA decision is May 21, 2018.  We intend to build a hepatology-focused sales organization in the United States and have initiated commercial activities to support the launch of avatrombopag.

We also plan to submit a Supplemental New Drug Application, or sNDA, in the second half of 2018 for the treatment of patients with immune thrombocytopenic purpura, or ITP, which is chronic thrombocytopenia that requires continuous treatment.  To date, avatrombopag has been evaluated in one Phase 3 clinical trial and two Phase 2 clinical trials for the treatment of adults with chronic ITP.  In the Phase 3 trial, the primary efficacy endpoint was achieved with high statistical significance (p<0.0001).  Additionally, during the first quarter of 2018 we plan to initiate a Phase 3 clinical trial in patients with thrombocytopenia undergoing more invasive procedures that require platelet counts greater than or equal to 100,000 platelets per microliter of circulating blood, and in the second quarter, another Phase 3 trial in chemotherapy-induced thrombocytopenia, or CIT.

We believe that avatrombopag’s efficacy and safety profile in combination with its convenient oral dosing could provide advantages over other treatments for thrombocytopenia. To date, avatrombopag has been evaluated in more than 20 clinical trials involving more than 1,100 subjects and has been observed to be generally well tolerated. We believe that avatrombopag may have the potential to be used more broadly for patients with thrombocytopenia.

Overview of thrombocytopenia and current treatments

Thrombocytopenia is characterized by a deficiency of platelets that impairs blood clot formation and increases bleeding risk. Thrombocytopenia is defined as having less than 150,000 platelets per microliter of circulating blood and is diagnosed with a routine blood test. Thrombocytopenia can result in significant bleeding risk even in cases of minor injury. Platelet deficiency can also increase the risk of excessive, uncontrolled bleeding during or after a medical procedure.

Physicians determine how to treat thrombocytopenia, either in the acute setting or chronically, based on a number of factors, including the patient’s platelet count, etiology of the underlying cause of thrombocytopenia, duration of required platelet count elevation and the patient’s overall health profile. Acute prophylactic treatment of thrombocytopenia in patients with CLD currently involves platelet transfusion in advance of medical procedures or in connection with other medical treatments that reduce platelet counts, such as chemotherapy. Despite being the standard of care, platelet transfusions are associated with limitations that impact their use including variable efficacy, transfusion reactions, risk of antibody development in up to 50% of patients, short duration of effect of transfused platelets, limited supply and inconvenience of administration. There is no drug treatment approved by the FDA or the European Medicines Agency, or EMA, for thrombocytopenia in patients with CLD in the acute setting prior to a medical procedure.

Chronic treatment of thrombocytopenia involves continuous treatment of the disorder. The substantial majority of patients who require chronic treatment suffer from ITP. Treatments for chronic ITP target one of the following mechanisms: reduction of autoimmune activity that causes abnormal platelet destruction, surgical removal of the spleen to prevent trapping of platelets in the spleen or stimulation of platelet production. First-line therapy for ITP is typically focused on reducing autoimmune activity and consists of corticosteroids or intravenous immunoglobulin, or IVIG. Second line alternatives include rituximab, which is used off-label to reduce autoimmune activity, and splenectomy to address the trapping of the platelets in the spleen. Currently marketed TPO-RAs, which aim to stimulate platelet production, are also used in the second line treatment of chronic ITP. However, we believe these available treatments have limitations that impact their use, such as limited efficacy, risk to patient safety, patient non-compliance or inconvenience.

Because of the limitations of current therapies used for thrombocytopenia in the acute and chronic setting, we believe there remains a significant unmet need for a treatment that demonstrates reliable and predictable effectiveness and a favorable safety profile, that can be conveniently administrated and potentially reduce the bleeding risk for patients.

Our drug candidate

Our drug candidate, avatrombopag, is designed to mimic the effects of thrombopoietin, or TPO, in vitro and in vivo. TPO is a hormone produced in the liver and kidneys that binds to its receptor, c-Mpl (myeloproliferative leukemia protein). Following TPO receptor binding, intracellular signaling leads to megakaryocyte growth and maturation, which results in increased platelet production. TPO-RAs, like TPO, stimulate the activation, proliferation and maturation of megakaryocytes, resulting in an increase in circulating platelets.

Avatrombopag is a highly specific TPO-RA as it binds to the TPO receptor at a distinct site from native TPO, leaving the TPO receptor accessible to native TPO, enabling avatrombopag to have an additive effect to TPO on platelet production.

We believe avatrombopag has the potential to be a first-in-class treatment of thrombocytopenia in the acute setting and a best-in-class treatment of thrombocytopenia in the chronic setting. We believe avatrombopag addresses the shortcomings associated with standard of care platelet transfusions, including the risk of transfusion reactions, antibody development in up to 50% of patients, short duration of effect of transfused platelets, limited supply and inconvenience of administration. In addition, we believe avatrombopag’s efficacy and safety profiles and convenient once-daily oral dosing differentiate it from the TPO-RAs currently marketed for the chronic treatment of thrombocytopenia. We believe attributes specific to avatrombopag make it a compelling treatment option for patients with thrombocytopenia in both the acute and chronic settings.

We have completed two identically designed Phase 3 pivotal clinical trials, ADAPT 1 and ADAPT 2, involving an aggregate of 435 patients with CLD, in which all primary and secondary endpoints were met with high statistical significance. The primary endpoint for both studies was the percentage of patients with CLD and thrombocytopenia scheduled to undergo a procedure who did not require a platelet transfusion or any rescue procedure for bleeding at each of two doses of avatrombopag compared to placebo. In each trial, the percentage of subjects in each of the two avatrombopag dosing cohorts requiring a platelet transfusion or a rescue procedure for bleeding was statistically significantly lower compared to placebo (across all cohorts, p-values ranged from p<0.0001 to p=0.0006). We also observed a statistically significant improvement in the percentage of avatrombopag-treated subjects who achieved the target platelet count of greater than or equal to 50,000 platelets per microliter of circulating blood on the procedure day and in the magnitude of change in platelet counts from baseline to procedure day. We are initially developing avatrombopag for the acute treatment of thrombocytopenia in the population of patients with CLD scheduled to undergo a procedure.

There are an estimated 7.4 million CLD patients in the United States. Thrombocytopenia affects approximately 1.1 million of those patients and approximately 70,000 of those patients have a platelet count of less than 50,000 platelets per microliter of circulating blood. Based on a third-party survey of 155 community and academic physicians that we commissioned in 2017, approximately 60% of these patients are treated with platelet transfusions in order to raise their platelet counts prior to a procedure and a small percentage of these patients are treated with currently available TPO-RAs off-label. These patients generally undergo one to three medical procedures per year. Many of the CLD patients affected by thrombocytopenia are treated by one of the approximately 850 hepatologists, most of whom are working at one of the approximately 150 liver transplant centers in the United States.

In addition to ADAPT 1 and ADAPT 2, avatrombopag has also been evaluated in one Phase 3 trial in adults with chronic ITP, five Phase 2 trials in various thrombocytopenia patient populations, 15 Phase 1 trials and numerous preclinical studies, and has been observed to be generally well tolerated in over 1,100 subjects. During the first quarter of 2018, we are initiating a Phase 3 trial in pre-surgery thrombocytopenia, or PST, which will include patients with thrombocytopenia regardless of disease etiology undergoing surgeries that require a platelet count of more than 100,000 platelets per microliter of circulating blood prior to surgery. Additionally, based on the results of one Phase 3 trial and two Phase 2 trials evaluating the use of avatrombopag for the treatment of adults with chronic ITP and recent discussions with the FDA, we anticipate submitting an sNDA for avatrombopag in the second half of 2018 for this indication. We also plan to initiate a Phase 3 clinical trial in the second quarter of 2018 for the treatment of patients with CIT.

We believe that the total addressable market for avatrombopag is approximately $2.5 billion in the United States, with an approximately

$800 million addressable market for our first indication, the acute treatment of thrombocytopenia in patients with CLD scheduled to undergo a procedure, and an approximately $1.7 billion addressable market for our follow-on indications described above.  Furthermore, we believe that avatrombopag for the treatment of patients with chronic ITP alone has an approximately $600 million addressable market in the United States and an approximately $1.2 billion worldwide addressable market.

We hold the worldwide rights to avatrombopag for all current and future indications, which we acquired from Eisai in March 2016. Our intellectual property strategy aims to protect and control the development and commercialization of avatrombopag. Our owned and in-licensed patents provide us with composition of matter and method of use exclusivity with respect to avatrombopag in the United States, including a composition of matter patent that expires in 2025, with possible patent term extension up to 2029. We also hold patents and applications in major world markets with respect to avatrombopag, which are projected to expire between 2023 and 2027, excluding any extension of patent term that may be available in a particular country.

Pipeline

The following table summarizes our lead development programs. We hold the worldwide rights to avatrombopag for these indications.

BACKGROUND OF THROMBOCYTOPENIA

Thrombocytopenia is a disorder characterized by a low blood platelet count. Platelets, also known as thrombocytes, are cells in the blood that help control bleeding both by clumping and forming a hemostatic plug and by activating other clotting mechanisms. Megakaryocytes, which are large cells found in the bone marrow, are the source of platelets that are released into the bloodstream. Platelet production is regulated by TPO, a hormone produced in the liver and kidney that binds to the c-Mpl receptor. Following TPO receptor binding, intracellular signaling leads to megakaryocyte growth and maturation, which results in increased platelet production. Platelets are continuously produced and their life span averages eight to 10 days.

Thrombocytopenia results from decreased production of platelets, increased destruction of platelets or trapping of platelets in the spleen, the causes of which can be inherited or acquired. Thrombocytopenia is characterized by a deficiency of platelets that impairs blood clot formation and increases bleeding risk. Thrombocytopenia is defined as having less than 150,000 platelets per microliter of circulating blood and is diagnosed with a routine blood test. An individual with normal platelet counts has platelets measured in the range of 150,000 to 450,000 platelets per microliter of circulating blood. Thrombocytopenia can result in significant bleeding risk even in cases of minor injury and can also increase the risk of excessive, uncontrolled bleeding during or after a medical procedure.

Physicians determine how best to treat thrombocytopenia, either acutely or chronically, based on a number of factors, including the patient’s platelet count, etiology of the underlying cause of thrombocytopenia, duration of required platelet count elevation and the patient’s overall health profile. Acute treatment of thrombocytopenia currently involves prophylactic platelet transfusion in advance of a medical procedure or in connection with other treatments that reduce platelet counts, such as chemotherapy. Chronic treatment of thrombocytopenia involves continuous treatment of the disorder.

AVATROMBOPAG

We believe our drug candidate, avatrombopag, has the potential to be a first-in-class drug treatment of thrombocytopenia in the acute setting and a best-in-class treatment of thrombocytopenia in the chronic setting. Avatrombopag is an orally administered, small molecule TPO-RA, which is intended to address the limitations of other existing treatments for thrombocytopenia. In the first quarter of 2017, we completed two identically designed Phase 3 pivotal clinical trials, ADAPT 1 and ADAPT 2, in which all primary and secondary endpoints were met with high statistical significance. The primary endpoint for both studies was the percentage of CLD patients with thrombocytopenia scheduled to undergo a procedure, who did not require a platelet transfusion or any rescue procedure for bleeding at each of two dose strengths of avatrombopag compared to placebo. In each trial, the percentage of subjects in each of the two avatrombopag dosing cohorts requiring a platelet transfusion or a rescue procedure for bleeding was statistically significantly lower compared to placebo (across all cohorts, p-values ranging from p<0.0001 to p=0.0006). We also observed a percentage of avatrombopag-treated subjects who achieved platelet counts of greater than 50,000 platelets per microliter of circulating blood on the procedure day and changes in platelet counts from baseline to procedure day, which were statistically significant improvements over placebo. We are initially developing avatrombopag for the acute treatment of thrombocytopenia in this population of patients with CLD scheduled to undergo a procedure.

Like native TPO and the currently marketed TPO-RAs, avatrombopag stimulates megakaryocyte growth and maturation leading to increased platelet production. Avatrombopag works in conjunction with the body’s native TPO by being active at the same TPO receptor. Importantly, however, avatrombopag binds to the TPO receptor at a distinct site from native TPO, leaving the TPO receptor accessible to native TPO, enabling avatrombopag to have an additive effect on the proliferation of megakaryocytes. Typically, the time required for megakaryocytes to complete platelet production is approximately five days. Avatrombopag’s onset of effect is seen in three to five days on average, with peak levels of platelet production observed 10 to 13 days after initiation of treatment. In both in vitro and in vivo studies on platelet function, avatrombopag was observed to lead to the production of healthy, functioning platelets.

The figure below describes the mechanism of action for avatrombopag.

AVATROMBOPAG CLINICAL DEVELOPMENT PROGRAM

In March 2016, we acquired the worldwide rights to avatrombopag from Eisai. Prior to our acquisition, avatrombopag had completed one Phase 3 trial, five Phase 2 trials and 15 Phase 1 trials, including single- and multiple-dose, dose-ranging and tolerability trials in normal volunteers and patients with thrombocytopenia and CLD, ITP and chronic hepatitis C in which it was observed to be generally well tolerated. Additionally, in the Phase 2 and Phase 3 clinical trials, all primary endpoints were met with high statistical significance. Avatrombopag has also been evaluated in multiple preclinical, PK, safety and toxicology studies that we believe supports our NDA filing.

Following our acquisition of avatrombopag, we completed two identically designed Phase 3 pivotal clinical trials, ADAPT 1 and ADAPT 2, which were ongoing at the time of the acquisition, to evaluate its safety and efficacy compared to placebo for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure. In these trials, avatrombopag was observed to achieve the primary and secondary efficacy endpoints with high statistical significance and was observed to be generally well tolerated.  A NDA was submitted to the FDA on September 21, 2017, that has been accepted for filing with Priority Review and a PDUFA date of May 21, 2018.

Eisai originally submitted an investigational new drug application, or IND, for avatrombopag in 2011 for CLD patients with thrombocytopenia undergoing an elective, or non-emergent, procedure. Eisai also submitted INDs for avatrombopag in 2009 for CIT, and in 2005 for ITP. These INDs have been transferred to Dova, and we expect Eisai to transfer the submitted avatrombopag NDA in the first quarter of 2018.

Avatrombopag for the treatment of thrombocytopenia in patients with CLD scheduled to undergo a procedure

Overview of chronic liver disease

We are initially focused on developing avatrombopag for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure. CLD involves the progressive destruction and regeneration of the liver over a period of more than six months. CLD results from a wide range of liver etiologies, including hepatitis, such as hepatitis B and hepatitis C viruses, and non-alcoholic steatohepatitis, or NASH; liver cirrhosis; and hepatocellular carcinoma. There are an estimated 7.4 million CLD patients in the United States.

Patients with CLD often present with advanced liver fibrosis, or excessive accumulation of scar tissue resulting from ongoing inflammation and liver cell death. Patients with CLD can experience substantial fluid build-up in the abdomen, swelling, weakness and easy bruising. The buildup of scar tissue can disrupt the metabolic functions of the liver and blood flow through the portal vein. Because the production of TPO is dependent on functional liver cell mass, TPO production is reduced when liver cell mass becomes severely damaged. The resulting decrease in TPO production leads to a reduction in megakaryocytes and platelet production. Patients with CLD also have increased trapping of platelets in the spleen and thus even fewer platelets are present in circulating blood. For multiple reasons, these patients often develop thrombocytopenia, which often worsens with the severity of the liver disease. Thrombocytopenia affects approximately 1.1 million CLD patients in the United States and approximately 70,000 of those patients have a platelet count of less than 50,000 platelets per microliter of circulating blood.

Patients with CLD undergo numerous non-emergent medical procedures for the diagnosis and treatment of their disease, including liver biopsies, fluid removal, liver transplantation and endoscopy. These medically necessary procedures are scheduled in advance at a time selected by the patient and treating physician. Thrombocytopenia can complicate the treatment of patients with CLD who require multiple procedures as part of their routine clinical care because it reduces the ability of blood to clot efficiently, thus putting patients at risk for excessive bleeding either during or after a medical or surgical procedure. As a result, if a patient has thrombocytopenia, doctors may delay or even cancel these procedures until the patient is able to achieve a sufficient platelet count to adequately control bleeding during and following the procedure. For CLD patients with thrombocytopenia and platelet counts less than 50,000 platelets per microliter of circulating blood who are undergoing a non-emergent medical procedure, platelet transfusions are used as the standard of care to increase platelet counts prior to the procedure. Despite being the standard of care, platelet transfusions are associated with limitations that impact their use including variable efficacy, transfusion reactions, risk of antibody development in up to 50% of patients, short duration of effect of transfused platelets, limited supply and inconvenience of administration. We believe there remains a significant unmet need for a reliably effective and safe treatment of thrombocytopenia in patients with CLD scheduled to undergo a procedure.

There is no drug treatment approved by the FDA or EMA for thrombocytopenia in patients with CLD in the acute setting prior to a medical procedure. Further, the use of some TPO-RAs has been associated with increased risk of portal vein thrombosis, or PVT, in these patients, likely due to the excessively high increases in platelet counts that can give rise to further blockage of the portal vein. While an individual with normal platelet counts has between 150,000 to 450,000 platelets per microliter of circulating blood, platelet counts greater than 200,000 platelets per microliter of circulating blood can heighten the risk of PVT in a CLD patient. Therefore, physicians must carefully manage platelet counts in these patients so that platelet counts do not exceed 200,000 platelets per microliter of circulating blood.

Neither Promacta nor Nplate has been approved by the FDA or EMA for the acute treatment of thrombocytopenia in patients with CLD due, in part, to the risk of side effects, including PVT in the case of Promacta. We believe avatrombopag has the potential to provide an effective, predictable, convenient and safe alternative to platelet transfusions for increasing platelet counts in patients with CLD scheduled to undergo a procedure.

Clinical development

To date, avatrombopag has completed two Phase 2 clinical trials and two Phase 3 clinical trials in patients with thrombocytopenia associated with CLD scheduled to undergo a procedure. Based on the trial results for avatrombopag to date, an NDA was submitted to the FDA, for this initial indication on September 21, 2017.  The NDA was granted Priority Review by the FDA in November 2017 and the Prescription Drug User Fee Act goal date for an FDA decision is May 21, 2018. We also intend to submit a marketing authorization application, or MAA, to the EMA for this indication in the first half of 2018 for this same indication.

Phase 3 trials (ADAPT 1 and ADAPT 2)

Trial design

In the first half of 2017, we completed two identically designed Phase 3 pivotal clinical trials to evaluate the efficacy and safety of avatrombopag compared to placebo for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure. These randomized, double-blind, placebo-controlled, parallel-group trials were conducted in geographically overlapping regions in the United States and internationally.

Each trial consisted of three phases: pre-randomization, randomization and follow-up. The pre-randomization phase involved an initial screening visit that took place within two weeks prior to randomization. During the randomization phase, subjects were divided into two cohorts according to their mean baseline platelet count: 1) a lower platelet count cohort, which included those subjects with platelet count below 40,000 platelets per microliter of circulating blood and 2) a higher platelet count cohort, which included those subjects with platelet counts between 40,000 and less than 50,000 platelets per microliter of circulating blood. In both studies, subjects in both dosing cohorts were randomized on a 2-to-1 basis between avatrombopag and placebo. Subjects in the lower platelet count cohort received either a 60 mg per day dose of avatrombopag or placebo for five days, while subjects in the higher platelet count cohort received either a 40 mg per day dose of avatrombopag or placebo for five days.

The procedure was performed between five and eight days following the last dose of study drug, which is the time of peak platelet count production with avatrombopag. Permitted surgical procedures included procedures with a low risk of bleeding, such as fluid removal or a gastrointestinal endoscopy, moderate risk of bleeding, such as a liver biopsy or a bronchoscopy, and high risk of bleeding, such as dental procedures.

During the follow-up phase, subjects were evaluated seven days after the procedure and 30 days following the last dose. The trial design of our two Phase 3 trials is shown in the figure below.

Endpoints

The primary efficacy endpoint for both trials was the percentage of subjects who did not require a platelet transfusion or any rescue procedure for bleeding after randomization and up to seven days following their procedure.

Secondary efficacy endpoints included:

•                  Percentage of subjects who achieved platelet counts of greater than or equal to 50,000 platelets per microliter of circulating blood on the day of the procedure (i.e., prior to receiving a platelet transfusion or undergoing the procedure).

•                  Change from baseline in platelet count on the day of the procedure (i.e., prior to receiving a platelet transfusion or undergoing the procedure).

The primary and secondary efficacy endpoints were powered to show statistical significance and superiority compared to placebo. We also evaluated the safety of avatrombopag in the trials.

ADAPT 1—enrollment

A total of 231 subjects were enrolled in ADAPT 1 at 75 sites across 19 different countries. 158 subjects were male and 73 subjects were female. 128 subjects were Caucasian, 43 subjects were Korean, 24 subjects were Chinese, 22 subjects were from other Asian countries and 14 subjects were other ethnicities. Of the 231 subjects enrolled, 138 subjects had a platelet count below 40,000 platelets per microliter of circulating blood and 93 subjects had a platelet count of 40,000 to less than 50,000 platelets per microliter of circulating blood. In the lower platelet count cohort, 48 subjects received placebo, of whom 46 completed the trial, and 90 subjects received avatrombopag, of whom 85 subjects completed the trial. In the higher platelet count cohort, 34 subjects received placebo, 32 of whom completed the trial, and 59 subjects received avatrombopag, of whom 55 subjects completed the trial. Of the nine subjects who were discontinued from the trial, most did not complete the follow-up period or withdrew their consent, though one subject receiving a 60 mg per day dose of avatrombopag withdrew due to muscle pain and anemia.

ADAPT 1—efficacy results

In ADAPT 1, avatrombopag was shown to be superior to placebo, as shown in the figure below, for the primary endpoint. We observed a statistically significant improvement in the percentage of subjects who did not require a platelet transfusion or any rescue procedure for bleeding after randomization for both the 60 mg dose/day of avatrombopag and the 40 mg dose/day of avatrombopag compared to placebo in both the lower and higher platelet count cohorts, respectively. Of the subjects who completed the trial in the lower platelet count cohort, 65.6% of subjects who received avatrombopag did not require a platelet transfusion or any rescue procedure for bleeding, compared to 22.9% of subjects who received placebo (p<0.0001). Of the subjects who completed the trial in the higher platelet count cohort, 88.1% of subjects who received avatrombopag did not require a platelet transfusion or any rescue procedure for bleeding, compared to 38.2% of subjects who received placebo (p<0.0001). P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less represents the standard statistical significance threshold in clinical trials, meaning that there is a less than 1-in-20 (i.e., 5%) likelihood that the observed results occurred by chance.

We also observed a statistically significant improvement in the percentage of subjects who achieved the target platelet counts of greater than or equal to 50,000 platelets per microliter of circulating blood on the day of the procedure. Of the subjects who completed the trial in the lower platelet count cohort, 68.9% of subjects who received avatrombopag achieved platelet counts of greater than or equal to 50,000 platelets per microliter of circulating blood on the day of the procedure, compared to 4.2% of subjects who received placebo (p<0.0001). Of the subjects who completed the trial in the higher platelet count cohort, 88.1% of subjects who received avatrombopag achieved platelet counts of greater than or equal to 50,000 platelets per microliter of circulating blood on the day of the procedure, compared to 20.6% of subjects who received placebo (p<0.0001).

Finally, we also observed a statistically significant improvement in the magnitude of the change from baseline in platelet count on the day of the procedure, as shown in the figure below. Of the subjects who completed the trial in the lower platelet count cohort, subjects who received avatrombopag increased their platelet count by an average of 32,000 platelets per microliter of circulating blood from baseline (or doubling), compared to an average increase of 800 platelets per microliter of circulating blood for subjects who received placebo (p<0.0001). Of the subjects who completed the trial in the higher platelet count cohort, subjects who received avatrombopag increased their platelet count by an average of 37,100 platelets per microliter of circulating blood from baseline (or doubling), compared to an average increase of 1,000 platelets per microliter of circulating blood for subjects who received placebo (p<0.0001). No subjects who received avatrombopag were observed to have a platelet count exceeding 200,000 platelets per microliter of circulating blood over the course of the study.

ADAPT 2—enrollment

A total of 204 subjects were enrolled in ADAPT 2 at 74 sites across 16 different countries. 127 subjects were male and 77 subjects were female. 131 subjects were Caucasian, 50 subjects were Japanese and 23 subjects were other ethnicities. Of the 204 subjects enrolled, 113 subjects had a platelet count below 40,000 platelets per microliter of circulating blood and 91 subjects had a platelet count of 40,000 to less than 50,000 platelets per microliter of circulating blood. In the lower platelet count cohort, 43 subjects received placebo, of whom 37 completed the trial, and 70 subjects received avatrombopag, of whom 68 subjects completed the trial. In the higher platelet count cohort, 33 subjects received placebo, of whom 31 completed the trial, and 58 subjects received avatrombopag, of whom 55 subjects completed the trial. Of the 13 subjects who were discontinued from the trial, most did not complete the follow-up period or withdrew their consent, though one subject receiving placebo died during the trial.

ADAPT 2—efficacy results

Consistent with ADAPT 1, in ADAPT 2, avatrombopag was again shown to be superior to placebo, for the primary endpoint. We also observed a statistically significant improvement in the percentage of subjects who did not require a platelet transfusion or any rescue procedure for bleeding after randomization for both the 60 mg dose/day of avatrombopag and the 40 mg dose/day of avatrombopag compared to placebo in both the lower and higher platelet count cohorts, respectively. Of the subjects who completed the trial in the lower platelet count cohort, 68.6% of subjects who received avatrombopag did not require a platelet transfusion or any rescue procedure for bleeding, compared to 34.9% of subjects who received placebo (p=0.0006). Of the subjects who completed the trial in the higher platelet count cohort, 87.9% of subjects who received avatrombopag did not require a platelet transfusion or any rescue procedure for bleeding, compared to 33.3% of subjects who received placebo (p<0.0001). These results are shown in the figure below.

We also observed a statistically significant improvement in the percentage of subjects who achieved the target platelet count of greater than or equal to 50,000 platelets per microliter of circulating blood on the day of the procedure. Of the subjects who completed the trial in the lower platelet count cohort, 67.1% of subjects who received avatrombopag achieved platelet counts of greater than or equal to 50,000 platelets per microliter of circulating blood on the day of the procedure, compared to 7.0% of subjects who received placebo (p<0.0001). Of the subjects who completed the trial in the higher platelet count cohort, 93.1% of subjects who received avatrombopag achieved platelet counts of greater than or equal to 50,000 platelets per microliter of circulating blood on the day of the procedure, compared to 39.4% of subjects who received placebo (p<0.0001).

Finally, we also observed a statistically significant improvement in the change from baseline in platelet count on the day of the procedure, as shown in the figure below. Of the subjects who completed the trial in the lower platelet count cohort, subjects who received avatrombopag increased their platelet count by an average of 31,300 platelets per microliter of circulating blood from baseline (or doubling), compared to an average increase of 3,000 platelets per microliter of circulating blood for subjects who received placebo (p<0.0001). Of the subjects who completed the trial in the higher platelet count cohort, subjects who received avatrombopag increased their platelet count by an average of 44,900 platelets per microliter of circulating blood from baseline (or doubling), compared to an average increase of 5,900 platelets per microliter of circulating blood for subjects who received placebo (p<0.0001). Of the subjects who received avatrombopag, three subjects had platelets counts exceeding 200,000 per microliter, during the course of the trial; one subject was observed to have a platelet count exceeding 200,000 platelets per microliter of circulating blood prior to the procedure day, one subject was observed to have a platelet count exceeding 200,000 platelets per microliter of circulating blood on the procedure day, and one subject was observed to have a platelet count exceeding 200,000 platelets per microliter of circulating blood after the procedure day. Despite these elevated platelet counts, none of these patients experienced a PVT.

Safety results for ADAPT 1 and ADAPT 2

In ADAPT 1 and ADAPT 2, avatrombopag was observed to be generally well tolerated at both the 40 mg and 60 mg dose. Treatment emergent adverse events, or TEAEs, including fever, nausea and abdominal pain, were similar in frequency in the avatrombopag and placebo groups. The incidence and severity of TEAEs, which were graded on the Common Terminology Criteria for Adverse Events, or CTCAE, scale, observed in avatrombopag-treated patients and in the placebo groups in the ADAPT 1 and ADAPT 2 clinical trials are summarized in the chart below.

ADAPT 1 and ADAPT 2 Treatment Emergent Safety Results

Category	Placebo	Avatrombopag
	(n=156)	(n=274)
Any TEAEs	86 (55.1%)	148 (54.0%)
Treatment-related TEAEs	20 (12.8%)	26 (9.5%)
TEAE with CTCAE grade 3 or above	16 (10.3%)	30 (10.9%)
Serious TEAEs	14 (9.0%)	20 (7.3%)
Deaths	1 (0.6%)	2 (0.7%)
Other serious adverse events	13 (8.3%)	18 (6.6%)
Life threatening	0 (0.0%)	1 (0.4%)
Required inpatient hospitalization or prolongation of existing hospitalization	11 (7.1%)	18 (6.6%)
Important medical events	3 (1.9%)	0 (0.0%)
TEAEs leading to study drug withdrawal	0 (0.0%)	2 (0.7%)

As summarized in the chart below, the most common TEAEs occurring in greater than 5% of avatrombopag-treated subjects included pyrexia, abdominal pain, nausea and headache, all of which were reported at a comparable rate in placebo-treated subjects.

Combined Treatment Group Totals
MedDRA Preferred Term	Placebo (N=156) n (%)	Avatrombopag (N=274) n (%)
Subjects with any TEAE	86 (55.1)	148 (54.0)
Pyrexia	14 (9.0)	27 (9.9)
Abdominal Pain	10 (6.4)	18 (6.6)
Nausea	11 (7.1)	18 (6.6)
Headache	10 (6.4)	15 (5.5)

In the higher baseline platelet count cohort of the ADAPT 1 trial, two subjects died more than 28 days after conclusion of treatment with avatrombopag and the deaths were considered not related to treatment. The half-life of avatrombopag was approximately 19 hours. These patients also suffered from numerous co-morbidities.  In the lower baseline platelet count cohort of ADAPT 1, one non-treatment emergent PVT was reported in an avatrombopag-treated subject following splenic artery embolization, 31 days after the last dose.  The subjects course was complicated by platelet transfusions, sepsis, and a platelet count of 178,000 per microliter of circulating blood, and the event was assessed as unrelated to the treatment with avatrombopag.

In the higher baseline platelet count cohort in the ADAPT 2 trial, one avatrombopag-treated subject experienced a treatment-emergent partial thrombosis of the right branch of the portal vein following an endoscopy with banding, 13 days after the last dose. The highest platelet count recorded for this subject after treatment was 77,000 platelets per microliter of circulating blood and, at the time of identification of the partial thrombosis, the subject was observed to have a platelet count of 61,000 platelets per microliter of circulating blood. The partial thrombosis was judged by the investigator to be non-serious and possibly related to treatment.

Phase 2 clinical trials

From 2009 to 2011, a Phase 2, randomized, multicenter, placebo-controlled, double-blind, parallel-group trial (Study 202) was conducted to evaluate the efficacy, safety, and population PK of once-daily oral avatrombopag tablets used up to seven days in subjects with CLD and thrombocytopenia scheduled to undergo a procedure. Subjects either received a 100 mg single dose of avatrombopag, followed by a 20, 40 or 80 mg dose of avatrombopag once a day for six days, or a 80 mg single dose of avatrombopag, followed by a 10 mg of avatrombopag once a day for six days or a 20 mg dose of avatrombopag once a day for three days. The results of this trial were published in the Journal of Hepatology in 2014. A total of 130 subjects were enrolled in the trial, which was conducted at 29 sites in the United States.

In Study 202 the primary endpoint was the percentage of responders, defined as subjects with a platelet increase from baseline of at least 20,000 platelets per microliter of circulating blood and an overall platelet count of at least 50,000 platelets per microliter of circulating blood at least once from Day 4 to Day 8. In the study, a statistically significant increase (p<0.0001) was observed for the primary endpoint for all subjects who received avatrombopag compared to subjects receiving placebo, with a responder rate of 48.4% and 8.1%, respectively.

Avatrombopag was also observed to be generally well tolerated in Study 202. There was an overall higher incidence of treatment emergent adverse events in the avatrombopag group (83.9%) compared to the placebo group (75.7%), although the incidence of treatment-related TEAEs was comparable (29.0% versus 29.7%, respectively). The overall incidence of serious treatment emergent adverse events was higher in the combined avatrombopag group (17.2%) compared to the combined placebo group (10.8%). One subject in the avatrombopag group died due to serious adverse events, though the cause of death was not confirmed via autopsy. In addition, one subject who received an initial 100 mg dose of avatrombopag, followed by 80 mg doses of avatrombopag once a day for six days, experienced a PVT 28 days after the last dose, with the highest platelet count of 199,000 per microliter. The subject was asymptomatic and the event was judged by the investigator to be not serious and possibly related to the trial drug, and one subject in the avatrombopag group discontinued from the trial due to nausea and vomiting. The commonly reported treatment emergent adverse events and serious treatment emergent adverse events were consistent with adverse events typically experienced by CLD patients with thrombocytopenia.

In addition, from 2014 to 2015, a second Phase 2, randomized, double-blind, placebo-controlled, parallel-group trial (Study 204) was conducted to evaluate the efficacy, safety, and PK of once-daily oral avatrombopag in Japanese subjects with CLD and thrombocytopenia.  Subjects were divided into two cohorts according to their mean baseline platelet count. Subjects with a lower baseline platelet count (below 40,000 platelets per microliter) received 20, 40 or 80 mg doses of avatrombopag or placebo once a day for five days. Subjects with a higher baseline platelet count cohort (40,000 to less than 50,000 per microliter) received 20 or 40 mg doses of avatrombopag or placebo once a day for five days.  A total of 39 subjects were enrolled in the trial, which was conducted at 21 sites in Japan.

In Study 204, the primary endpoint was the percentage of responders, defined as subjects with a platelet increase from baseline of at least 20,000 platelets per microliter of circulating blood and an overall platelet count of at least 50,000 platelets per microliter of circulating blood at Visit 4, which occurred approximately 10 days after the initiation of treatment. In the study, a statistically significant increase was observed for the primary endpoint in subjects receiving both 40 mg per day (63.3%) and 60 mg per day (40.0%) doses of avatrombopag compared to subjects receiving placebo (9.1%), with p= 0.004 and 0.024, respectively. Avatrombopag was also observed to be generally well tolerated in Study 204 with a lower overall incidence of TEAEs in the combined avatrombopag treatment group (53.6%) compared to the placebo group (72.7%), although the incidence of treatment-related TEAEs was higher in the avatrombopag treatment group (14.3% versus 0%, respectively) for each of the 20 mg, 40 mg and 60 mg avatrombopag dose groups. No deaths, serious adverse events or thromboembolicevents were reported.

Avatrombopag for the acute treatment of thrombocytopenia patients, including patients without CLD

In addition to developing avatrombopag for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure, we believe avatrombopag may be effective in a broader population of patients with thrombocytopenia regardless of disease etiology undergoing a broader set of medical procedures, including, for example, joint replacements. We also believe it may have the potential for use to reduce the development thrombocytopenia in patients receiving specific types of chemotherapy.

•                  Pre-Surgery Thrombocytopenia, (PST).  In addition to our initial focus on the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure, we intend to explore avatrombopag for the treatment of patients with thrombocytopenia in broader patient populations scheduled to undergo surgery. This PST clinical trial will include patients with thrombocytopenia, regardless of etiology, undergoing surgeries that require a platelet count prior to surgery of 100,000 or more platelets per microliter of circulating blood. There are approximately 125,000 platelet transfusions performed prior to surgery in the United States each year in patients with thrombocytopenia. For patients with thrombocytopenia undergoing surgery, in particular, we believe avatrombopag has the potential to increase platelet counts above 100,000 platelets per microliter of circulating blood, thereby enabling the surgeon to conduct the planned procedure.

We intend to initiate an open-label Phase 3 clinical trial in the first quarter of 2018 to evaluate avatrombopag for the treatment of a broader population of patients with thrombocytopenia undergoing surgery. We intend to enroll 60 to 90 subjects in this clinical trial. The primary endpoint of the trial will be the percentage of subjects who achieve platelet counts of greater than or equal to 100,000 platelets per microliter of circulating blood on the day of the procedure (i.e., prior to receiving a platelet transfusion or undergoing the procedure). Secondary endpoints will include the change from baseline in platelet count on the day of the procedure and the percentage of subjects without platelet transfusion or any other treatment for bleeding after the baseline visit and for up to seven days following the procedure. We do not anticipate seeking a labeled indication based on this clinical trial.

•                  Patients with chemotherapy-induced thrombocytopenia (CIT).  CIT is a common complication in cancer patients undergoing chemotherapy treatment. Clinicians’ responses to thrombocytopenia in a cancer patient vary and commonly include a reduction in the dose intensity of chemotherapy, delay in planned treatment cycles, avoidance of more effective regimens with thrombocytopenic toxicity and treatment may even be precluded. Platelet transfusions are often the only treatment; however, platelet transfusions create the additional risk of transfusion reactions or infections, and may lead to the development of platelet refractoriness with repeated platelet transfusions. Changes in treatment dosing and timing can compromise chemotherapy treatment and lead to sub-optimal outcomes in cancer patients. Approximately 400,000 patients with solid tumors in the United States are treated with chemotherapy each year, of which approximately 175,000 patients develop CIT. We intend to initiate a Phase 3 clinical trial to evaluate avatrombopag for the treatment of patients who have developed CIT as a strategy to prevent the development of CIT in subsequent chemotherapy cycles in the second quarter of 2018. We expect to enroll approximately 120 subjects with active non-hematological cancers who have previously developed CIT in this randomized, double-blind, placebo-controlled trial. The primary objective of the trial will be to evaluate the efficacy of avatrombopag in increasing platelet counts and therefore preventing the need for a platelet transfusion, chemotherapy dose reduction, or chemotherapy cycle delay.

Avatrombopag for the chronic treatment of thrombocytopenia in adults with chronic ITP

Based on a discussion with the FDA in December 2017, we are also planning to submit a sNDA for avatrombopag for the treatment of adults with chronic ITP based on results from Phase 2 and Phase 3 trials in this patient population. We estimate that chronic ITP affects approximately 60,000 adults in the United States, of which up to 27,000 may require continuous treatment beyond corticosteroids and IVIG.  We believe avatrombopag has several potential advantages over the other TPO-RAs in terms of safety, convenience and dosing.

To date, avatrombopag has been evaluated in one Phase 3 clinical trial and two Phase 2 clinical trials for the treatment of adults with chronic ITP, in which an aggregate of 128 subjects received avatrombopag with a median duration of treatment of seven months. In the Phase 3 trial, the primary efficacy endpoint was met with high statistical significance (p < 0.0001) and avatrombopag was observed to have a favorable safety profile with chronic administration. The results of these trials have previously been submitted to the FDA, and we had a meeting in December 2017 to discuss the results and a potential regulatory filing. Success in these previous trials does not ensure that we will be able to adequately demonstrate the efficacy and safety of avatrombopag to the FDA to support approval. However, based on these results and recent discussions with FDA, we anticipate submitting an sNDA for the treatment of chronic ITP in the second half of 2018.

MANUFACTURING

We do not have any manufacturing facilities. We rely on Eisai, acting as our contract manufacturer, for the production of avatrombopag for clinical trials and commercial supply, and expect to continue to rely on Eisai for the commercial manufacture of avatrombopag if it receives marketing approval. We have entered into a long-term supply agreement with Eisai to govern this manufacturing support. We believe commercial manufacture will occur at the same facilities at which pre-commercial manufacturing and analytical testing was performed.

Eisai’s manufacturing facilities have produced avatrombopag tablets and executed analytical testing on multiple development batches and six batches at commercial scale since 2010, employing routine methods and equipment that are commonly used in the pharmaceutical industry for oral solid dosage processing. The facility that synthesizes the API has successfully completed process validation. In addition, process validation has also been completed at the drug product manufacturing facility. All analytical test methods for both the API as well as the drug product have been successfully validated at these facilities.

We believe Eisai’s manufacturing processes are in compliance with guidance from global regulatory authorities such that the drug should meet the manufacturing requirements for world-wide distribution pending appropriate regulatory clearance in the applicable jurisdiction. There is an active stability program designed to ensure the safety and efficacy of the drug while in distribution. We anticipate that avatrombopag finished product will have a shelf life of at least 48 months at the time of launch.

COMMERCIALIZATION

Our intent is to initially build a hepatology-focused sales organization in the United States. We intend to target the approximately 850 hepatologists, most of whom are working at one of the approximately 150 liver transplant centers in the United States. In addition to the sales force, we intend to support the launch of avatrombopag with a dedicated team of reimbursement support case managers as well as a network of specialty pharmacy service providers that will distribute the drug directly to the patient’s home.  As we expand the indications for avatrombopag, we also intend to broaden our sales force to target hematologists and oncologists while leveraging the existing reimbursement and distribution infrastructure we created for our initial indication. We have begun to execute on this strategy by hiring key executives with extensive U.S. commercial launch experience.

We may pursue collaborations with third parties to commercialize our drug candidates outside the United States, either through territorial licenses or distributor relationships. In the future, we also may selectively partner with leading companies that we believe can contribute additional resources and know-how for the development and commercialization of avatrombopag for additional indications and geographic regions, further enhancing the value of our drug candidate.

We believe that it is imperative to keep the patient at the center of our focus, and we intend to work with and listen closely to key stakeholders, including patient advocacy groups, healthcare professionals, key opinion leaders and academic institutions, to ensure that we clearly understand their issues, insights and recommendations. The feedback from and collaboration with these groups will inform our key strategies.

COMPETITION

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing treatments and new treatments that may become available in the future.

The key competitive factors affecting the success of avatrombopag, if approved, are likely to be its efficacy, safety, convenience, pricing and durability.

With respect to avatrombopag for the treatment of thrombocytopenia in patients with CLD scheduled to undergo a procedure, we will be initially competing with platelet transfusions, since neither of the approved TPO-RAs are FDA-approved for this indication. However, we also anticipate some competition from TPO-RAs being used off-label. In addition, Shionogi is developing lusutrombopag, another TPO-RA, for the treatment of thrombocytopenia in patients with CLD undergoing planned invasive surgical procedures, which has previously been approved in Japan and has recently completed one global Phase 3 clinical trial with approximately 200 patients that successfully met primary and secondary endpoints and has been granted fast track designation by the FDA. Shionogi has reportedly submitted a NDA to the FDA in December 2017 and a MAA to the EMA in January 2018 for lusutrombopag for the treatment of thrombocytopenia in patients with CLD undergoing planned invasive surgical procedures.

With respect to avatrombopag for the treatment of thrombocytopenia in patients with ITP, we anticipate competing directly with the currently marketed TPO-RAs Promacta and Nplate. In addition, we are aware that Rigel Pharmaceuticals, Inc., argenx N.V., Bristol-Myers Squibb Company, Shire PLC, Immunomedics Inc., Protalex Inc. and others are developing drugs that may have utility for the treatment of ITP.

We are also aware of several other drug candidates in earlier stages of development as potential treatments for the indications that we intend to target.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, more convenient, less expensive or with a more favorable label than avatrombopag or any other drug that we may develop. Our competitors also may obtain FDA or other regulatory approvals for their drugs more rapidly than we may obtain approval for our drug, which could result in our competitors establishing a strong market position before we are able to enter the market. Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors will also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

INTELLECTUAL PROPERTY

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for avatrombopag and any of our future drug candidates, novel discoveries, drug development technologies and know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our drug candidate and other proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

While we seek broad coverage under our pending patent applications, there is always a risk that a modification of the manufacturing process may allow a competitor to avoid infringement claims. In addition, patents, if granted, expire and we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any issued patents will adequately protect our drugs or drug candidates.

As of January 17, 2018, we own 25 foreign patents and one foreign patent application related to avatrombopag, and we license from Astellas three granted U.S. patents, 74 foreign patents and two foreign patent applications related to avatrombopag. Our patent portfolio for avatrombopag includes a patent family directed to the avatrombopag composition of matter and methods of using avatrombopag, which is expected to expire between 2023 and 2029, including available patent term adjustment and patent term extension. Our patent portfolio for avatrombopag also includes a European patent directed to the crystalline avatrombopag compound, which is expected to expire in 2032, excluding any patent term extension and patent term adjustment that may be available.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted a term of 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be adjusted to recapture a portion of the United States Patent and Trademark Office, or the USPTO, delay in issuing the patent, and extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval of the drug, and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug, a method for using it, or a method for manufacturing it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, we rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon or otherwise violating the intellectual property and proprietary rights of third parties. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our drugs and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could also be forced, including by court order, to cease commercializing the infringing technology or drug. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations. For more information regarding these risks, please see “Risk Factors—Risks related to our intellectual property.”

Agreements with Eisai

We acquired worldwide rights to avatrombopag from Eisai in March 2016 pursuant to a stock purchase agreement, or the Eisai stock purchase agreement. Under the Eisai stock purchase agreement, we acquired all of the shares of our wholly-owned subsidiary AkaRx, Inc., or AkaRx. Pursuant to the Eisai stock purchase agreement, Eisai received an upfront payment of $5.0 million and we are obligated to pay Eisai aggregate milestone payments up to $135.0 million based on annual net sales of avatrombopag, which would be calculated on an annual basis after commercialization. The rights to avatrombopag, including any associated intellectual property and regulatory rights, are subject to a right of reversion in the event we fail to make any required milestone payment or in the event we elect to discontinue the avatrombopag program. Until we pay Eisai all of the milestone payments contemplated under the Eisai stock purchase agreement, we must use commercially reasonable efforts to commercialize and sell avatrombopag. Eisai has a right of first negotiation if we should seek to grant a third party the right to market avatrombopag in Japan, China, South Korea or Taiwan.

In March 2016, in connection with the acquisition of the global rights to avatrombopag from Eisai, AkaRx entered into a transition services agreement with Eisai, or the TSA. Pursuant to the TSA, Eisai has agreed to continue as sponsor of the ongoing clinical trials for avatrombopag and to provide certain clinical, project management, pharmacovigilance, medical writing, regulatory and CMC services for us related to the avatrombopag program.

Under the terms of the TSA and the Eisai stock purchase agreement, Eisai agreed to oversee and manage the ongoing clinical trials and continue to hold and maintain the INDs for avatrombopag. Pursuant to the Eisai stock purchase agreement, we have the right to have the INDs transferred to us at any time. We are obligated to pay Eisai for services provided by Eisai personnel based on a fixed payment schedule. To the extent that service fees and out-of-pocket costs payable by us to Eisai under the TSA exceed $51.0 million, our obligation to pay milestone payments under the Eisai stock purchase agreement will be reduced. We may terminate the services provided under the TSA on a service-by-service basis or the agreement in its entirety upon 60-days’ written notice. The TSA may also be terminated (i) by mutual consent, (ii) by either party upon 60-days’ written notice if the other party materially breaches the agreement, (iii) by either party in the event of the other party’s bankruptcy, insolvency or certain similar occurrences and (iv) by either party in the event that such party is unable to perform its obligations under the agreement as a result of events outside of its reasonable control.

At the time that AkaRx entered into the TSA, it also issued the Eisai note to Eisai. Under the terms of the Eisai note, the principal consists solely of the unpaid out-of-pocket costs and service fees due under the TSA. The Eisai note matures on March 30, 2018 and bears interest at a rate of 5% per annum. As of December 31, 2017, we had outstanding borrowings of $30.2 million under this Eisai note, additional TSA expenses of $1.0 million included in accrued expenses and we owed Eisai $1.0 million of accrued interest. A single interest-only payment of $0.4 million was paid in March 2017. The Eisai note is secured by a blanket security interest on all of the assets of AkaRx, including the worldwide rights to avatrombopag. Payments due pursuant to the Eisai note are currently guaranteed by PBM Capital Investments, LLC.  We intend to enter into a commercial debt facility with one or more third party lenders to refinance some or all of the borrowings under the Eisai note and maintain our liquidity position. The terms of any such facility may result in increased fixed payment obligations and certain restrictive covenants, such as limitations on our ability to incur additional debt or other operating restrictions.  However, there can be no assurances that we will be able to secure such funding on terms that are commercially reasonable and acceptable to us.

In June 2017, we entered into a supply agreement with Eisai, pursuant to which we agreed to purchase finished drug product for avatrombopag from Eisai and Eisai agreed to supply finished drug product for avatrombopag to us. The initial term of the agreement will terminate on the later of March 30, 2021 and the third anniversary of our first commercial sale of avatrombopag. After the initial term, the supply agreement may be renewed by mutual agreement of the parties. During the initial term, Eisai is our exclusive supplier of finished drug product, except that we have the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on our forecasted purchases of avatrombopag during the remainder of the initial term. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to us under the agreement, we may elect to seek alternative supply arrangements so long as such failure remains uncured, subject to certain exceptions. The aggregate payments to Eisai under the supply agreement for finished drug product will be the greater of a fixed payment per tablet and a payment calculated in the mid-single digit percentages of net sales of avatrombopag. Under the terms of the agreement, Eisai is required to assist us with transferring the technology associated with manufacturing avatrombopag to a new manufacturer at our request and to transfer or license to us any rights necessary to manufacture finished drug product, subject to the satisfaction of certain conditions set forth in the supply agreement. In addition, at our request, Eisai is required to supply us with starting materials, active pharmaceutical ingredients or bulk product for avatrombopag, subject to the satisfaction of certain conditions set forth in the supply agreement.  However, there can be no assurances that we will be able to secure a new manufacturing facility on terms that are commercially reasonable and acceptable to us.

License agreement with Astellas

The primary intellectual property related to avatrombopag is licensed to us from Astellas on an exclusive, worldwide basis under the terms of a license agreement we acquired from Eisai in connection with our acquisition of the rights to avatrombopag from Eisai. Under the terms of the license agreement, we are required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the submission of the NDA, we became obligated to make a milestone payment of $1.0 million within 30 days.  This payment was made in October 2017.  We will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. In addition, we will be required to pay Astellas tiered royalties in the mid to high single-digit percentages on net sales of avatrombopag. No amounts have been accrued for any potential future milestone payments as such payments have not been deemed probable.  See Note 3 “The purchase agreement and related transactions” in the accompanying notes to the consolidated financial statements included in this Annual Report for additional information.

Services agreements with PBM Capital Group, LLC

In April 2016, we entered into a services agreement with PBM Capital Group, LLC, an affiliate of PBM Capital Investments, LLC, or the Dova services agreement, to engage PBM Capital Group, LLC for certain scientific and technical, accounting, operations and back office support services. We agreed to pay PBM Capital Group, LLC a flat fee of $25,000 per month for these services. The Dova services agreement had an initial term of 12 months and was extended on April 1, 2017 for an additional one-year term. The Dova services agreement is terminable at will by either party with or without notice.

In April 2016, AkaRx entered into a services agreement with PBM Capital Group, LLC, or the AkaRx services agreement, to engage PBM Capital Group, LLC for certain scientific and technical, accounting, operations and back office support services. AkaRx agreed to pay PBM Capital Group, LLC a flat fee of $25,000 per month for these services. The AkaRx services agreement had an initial term of 12 months and was extended on April 1, 2017 for an additional one-year term. The AkaRx services agreement is terminable at will by either party with or without notice.

GOVERNMENT REGULATION

FDA drug approval process

In the United States, drugs are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, clinical and preclinical testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drugs. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. Failure to comply with applicable U.S. requirements at any time during the drug development process may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs warning or untitled letters, imposition of a clinical hold, withdrawal of approval, drug recalls, drug seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

We cannot market a drug candidate in the United States until the drug has received FDA approval.

The steps required before a drug may be marketed in the United States generally include the following:

•                  completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

•                  submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•                  approval by an independent institutional review board, or IRB, at each clinical site or a central IRB serving multiple client sites before each trial may be initiated;

•                  performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the drug for each proposed indication;

•                  submission to the FDA of an NDA after completion of all pivotal clinical trials;

•                  satisfactory completion of an FDA advisory committee review, if applicable;

•                  satisfactory completion of an FDA study site and/or sponsor inspections;

•                  satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug are produced and tested to assess compliance with cGMP requirements; and

•                  FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States and review and approval of any supplemental NDA prior to any commercial marketing for additional clinical use indications.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the drug or disease.

Preclinical tests include laboratory evaluation of drug chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the drug. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. An IND sponsor must submit the results of preclinical testing to the FDA as part of an IND along with other information, including information about drug chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. If the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk, the FDA may require that the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, including GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol and subsequent protocol amendment must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB, for approval for each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into a small number (between 20 and 100) of healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a larger patient population (up to several hundred) to determine metabolism, PK, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients (between 300 and 3,000), typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in some instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, reversible morbidity or prevention of a disease with a potentially serious outcome, when confirmation of the result in a second trial would be practically or ethically impossible.

The FDA and an IND sponsor may agree in writing on the design and size of clinical studies intended to form the primary basis of a claim of effectiveness in an NDA. This process is known as a Special Protocol Assessment, or SPA. An SPA agreement is not a guarantee of drug approval by the FDA or approval of any permissible claims about the drug, but does establish some agreements with the FDA regarding key features of the study design and analysis, including, for example, the primary endpoint, number of subjects and statistical methodology. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of a SPA agreement. In particular, a SPA agreement is not binding on the FDA if previously unrecognized public health concerns later come to light, other new scientific concerns regarding drug safety or efficacy arise, clinical treatment standards change with the approval of other new drugs the IND sponsor fails to comply with the protocol agreed upon, or the relevant data, assumptions, or information provided by the IND sponsor when requesting an SPA agreement change, are found to be false statements or misstatements, or are found to omit relevant facts. An SPA agreement may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA, or if the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began.

Clinical studies at each phase of development may not be completed successfully within any specified period, or at all. Furthermore, the FDA, an IRB, the sponsor or the data monitoring committee, if applicable, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted, as well as the sponsor’s offices, if appropriate.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the drug may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the drug’s pharmacology, chemistry, manufacture and controls. In addition, under the Pediatric Research Equity Act, or PREA, an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and sponsor under an approved NDA are also subject to annual program user fees. These fees are typically increased annually. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review.

Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective, whether the data are consistent and reliable and whether the facility in which it is manufactured, processed, packaged or held meets industry and regulatory standards designed to assure the drug’s continued safety, quality and purity.

The FDA may also refer applications for a novel drug, or drug that presents difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the drug unless compliance with cGMPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA and the FDA has determined that the drug is safe and effective and provides clinical benefit, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type and complexity of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications, i.e., the label. Even if the FDA approves a drug, it may limit the approved indications for use of the drug, require that contraindications, warnings or precautions be included in the drug labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the drug after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a risk evaluation and mitigation strategy, or REMS, to ensure that the benefits of the drug outweigh the potential risks. A REMS can include a medication guide, a communication plan for healthcare professionals and elements to assure safe use, such as special training and certification requirements for individuals who prescribe or dispense the drug, requirements that patients enroll in a registry and other measures that the FDA deems necessary to assure the safe use of the drug. The requirement for a REMS can materially affect the potential market and profitability of the drug. The FDA may prevent or limit further marketing of a drug based on the results of post-marketing studies or surveillance programs. Once granted, drug approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs. Such supplements are typically reviewed within 10 months of receipt.

Post-approval requirements

At the time an NDA is approved, a drug may be subject to certain post-approval requirements, which may include additional clinical trials. In addition, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. Drugs may be marketed and promoted only for the approved indications and in accordance with the provisions of the approved labeling.

Post-marketing pharmacovigilance activities, adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also routinely conducts inspections of the sponsor or delegated vendors to ensure compliance with quality systems, appropriate oversight, collection and review of safety data and product complaints. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, surveillance to monitor the effects of an approved drug, or restrictions on the distribution or use of the drug. In addition, quality- control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•                  restrictions on the marketing or manufacturing of the drug, complete withdrawal of the drug from the market or drug recalls;

•                  fines, warning letters or holds on post-approval clinical trials;

•                  refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of drug approvals;

•                  barring individuals from continued involvement in the pharmaceutical industry;

•                  drug seizure or detention, or refusal to permit the import or export of drugs; or

•                  injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of drugs that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively monitor compliance and enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Foreign regulation

In order to market any drug outside of the United States, we need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our drugs. Whether or not we obtain FDA approval for a drug, we would need to also obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the drug in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, the approval process varies between countries and jurisdictions and can involve additional drug testing, clinical trials and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Other healthcare laws

Although we currently do not have any drugs on the market, our current and future business operations may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and physician sunshine laws. Some of our pre-commercial activities are subject to some of these laws.

The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other.

Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, civil money penalties and exclusion from participation in federal healthcare programs.

Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a drug off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our drugs, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our drugs, and the sale and marketing of our drugs, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781.40 and $21,562.80 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

HIPAA created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

Additionally, to the extent that any of our drugs are sold in a foreign country, we may be subject to similar foreign laws.

HIPAA, as amended by HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandate, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

The Physician Payments Sunshine Act, which was created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures.” Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices or require the tracking and reporting of gifts, compensation or other remuneration to physicians.

Because we intend to commercialize drugs that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we intend to develop a comprehensive compliance program that establishes internal control to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Health reform

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. There have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs.

In particular, the Affordable Care Act has had a significant impact on the healthcare industry. The Affordable Care Act was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to drugs, among other things, the Affordable Care Act revised the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and imposed a significant annual fee on companies that manufacture or import certain branded prescription drugs. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare providers and entities, and certain provisions are not yet, or have only recently become, effective.

In addition, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called ‘‘Cadillac’’ tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act. Although we cannot predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state reform efforts, we continue to evaluate the effect that the Affordable Care Act, as amended or replaced, will have on our business. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our drug candidate.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. These included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed drugs, which have resulted in several Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Moreover, the Drug Supply Chain Security Act, imposes new obligations on manufacturers of drugs, among others, related to drug tracking and tracing, which will be phased in over several years beginning in 2016. Among the requirements of this legislation, manufacturers will be required to provide certain information regarding the drug to individuals and entities to which drug ownership is transferred, label drug with a drug identifier, and keep certain records regarding the drug. The transfer of information to subsequent drug owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ drugs are appropriately licensed. Further, under this new legislation, manufacturers will have drug investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated drugs, as well as drugs that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Coverage and reimbursement

Sales of our drug candidates, once approved, will depend, in part, on the extent to which the costs of our drugs will be covered by third-party payors, such as government health programs, private health insurers and managed care organizations. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the U.S., private health insurers and other third-party payors often provide reimbursement for drugs and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs. Sales of our drug candidate, and any future drug candidates, will therefore depend substantially on the extent to which the costs of our drug candidate, and any future drug candidates, will be paid by third-party payors. Additionally, the market for our drug candidate, and any future drug candidates, will depend significantly on type access to third-party payors’ formularies, prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic drugs can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug or service does not ensure that other payors will also provide coverage for the drug or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our drugs to each payor separately and will be a time-consuming process.

Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs and increasingly challenging the prices charged for drugs and services. If these third-party payors do not consider our drugs to be cost-effective compared to other therapies, they may not cover our drugs once approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our drugs on a profitable basis. Decreases in third-party reimbursement for our drugs once approved or a decision by a third-party payor to not cover our drugs could reduce or eliminate utilization of our drugs and have an adverse effect on our sales, results of operations and financial condition. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls and transparency requirements, restrictions on reimbursement and requirements for substitution of generic drugs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for drugs and services, which could result in reduced demand for our drugs once approved or additional pricing pressures.

Additional regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling and disposal of various biologic, chemical and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in third countries that impose similar obligations.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and individuals from engaging in certain activities to obtain or retain business abroad or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Equivalent laws have been adopted in other foreign countries that impose similar obligations.

EMPLOYEES

As of December 31, 2017, we had 33 full-time employees. None of our employees is party to a collective bargaining agreement. We consider our relationship with our employees to be good.

INFORMATION ABOUT SEGMENTS

We currently operate in one business segment.  See “Note 2—Significant Accounting Policies—Segments” to our consolidated financial statements contained in Part II, Item 8 of this Annual Report.

CORPORATE INFORMATION

We were originally formed as a limited liability company under the laws of the state of Delaware in March 2016 under the name PBM AKX Holdings, LLC. In June 2016, we amended our certificate of formation to change our name to Dova Pharmaceuticals, LLC. In September 2016, we converted from a limited liability company to a corporation, Dova Pharmaceuticals, Inc. Our principal executive offices are located at 240 Leigh Farm Road, Suite 245, Durham, NC 27707, and our telephone number is (919) 748-5975. We completed our initial public offering in June 2017 and our common stock is listed on the NASDAQ Global Market under the symbol “DOVA”.

AVAILABLE INFORMATION

Our internet website address is www.dova.com. In addition to the information contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Item 1A.          Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Annual Report and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

Since inception, we have incurred significant net losses. We incurred net losses of $30.0 million and $27.2 million for the year ended December 31, 2017 and the period from March 24, 2016 (Inception) to December 31, 2016, respectively.  As of December 31, 2017, we had an accumulated deficit of $57.1 million. We expect to continue to incur substantial and increasing losses for the foreseeable future, which such losses may fluctuate significantly from quarter to quarter and year to year. We have no drugs approved for commercial sale and to date we have not generated any revenue from drug sales. Because of the numerous risks and uncertainties associated with the regulatory approval process and the commercial launch of a drug, if approved for marketing, it could be years before we generate revenue from the sale of avatrombopag, if at all. Even if avatrombopag is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of this drug, including increased sales and marketing expenses and increased personnel costs. We also expect our research and development expenses to be significant in connection with our planned clinical trials and applications for regulatory approval for avatrombopag for other indications. In addition, as a public company in the United States, we have begun, and expect to continue, to incur significant expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. Accordingly, we are unable to predict when, or if, we will be able to achieve profitability and, if so, whether we will be able to sustain it.

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

•                  our ability to establish sales and marketing capabilities for avatrombopag and effectively reach our target markets for any indication;

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We have incurred recurring losses from operations since inception which raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drugs are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market avatrombopag in the United States until it receives approval of an NDA from the FDA, or in any foreign countries until it receives the requisite approval from the regulatory authorities in such countries. While an NDA was submitted to the FDA in September 2017 and was granted Priority Review by the FDA , we have not received approval of the NDA or submitted comparable applications to the EMA or other regulatory authorities and cannot assure you whether the FDA will grant approval on a shortened time frame or at all. Obtaining approval of an NDA is an extensive, lengthy, expensive and inherently uncertain process. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. The FDA, EMA or any comparable foreign regulatory authorities may delay, limit or deny approval of avatrombopag for many reasons, including:

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

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of avatrombopag and other drug candidates.

As of December 31, 2017, we had $94.8 million in cash and cash equivalents. We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize avatrombopag. In particular, we expect our cash expenditures to increase significantly during 2018 as we ramp up expansion of our sales and marketing teams ahead of potential approval of avatrombopag, which could be as early as the second quarter of 2018.  Because the length of time and activities associated with successful development of avatrombopag is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

As of December 31, 2017, we had 33 employees. We rely on the support and research and development services provided by Eisai pursuant to the TSA. We also rely on the support and administrative services provided by PBM Capital Group, LLC, which is an affiliate of our controlling stockholder, Paul B. Manning, pursuant to our agreements with PBM Capital Group, LLC. We do not expect personnel and support staff that provide services to us under these services agreements will have as their primary responsibility the management and administration of our business or act exclusively for us. As a result, such individuals will not allocate all of their time and resources to us.

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

Additionally, over time we will need to transition from receiving the services that Eisai and PBM Capital Group, LLC are currently providing to performing such activities internally. The TSA is scheduled to expire on March 31, 2018 and, unless the TSA is amended,Eisai will not be obligated to perform any further services under the TSA after that date. In addition, PBM Capital Group, LLC has the right to terminate its services agreements with us and AkaRx at any time, with or without notice. If we do not have adequate financial resources or personnel and systems in place at the time that we assume responsibilities for such services, we may not be successful in effectively or efficiently transitioning these services from Eisai and PBM Capital Group, LLC, which could disrupt our business and have a material adverse effect on our financial condition and results of operations. Even if we are able to successfully transition these services, they may be more expensive or less efficient than the services we are receiving from Eisai and PBM Capital Group, LLC during the transition period.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2017, we had 33 employees and were reliant on services provided to us by PBM Capital Group, LLC and Eisai under the services agreements and TSA, respectively. We expect to hire additional employees for our clinical, scientific, medical, regulatory, operational, human resources, finance, administrative and sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development and commercialization of avatrombopag. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize avatrombopag and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel and consultants.

We are highly dependent on the management, development, clinical, financial and business development expertise of Alex Sapir, our Chief Executive Officer, Mark W. Hahn, our Chief Financial Officer, Lee F. Allen, our Chief Medical Officer, and Kevin Laliberte, our Senior Vice President, Product Development, as well as the other members of our scientific and clinical teams. Each of these executive officers may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives.

Recruiting and retaining qualified scientific and clinical personnel and manufacturing and sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we may offer. We may also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. This competition may be particularly intense in North Carolina, where our headquarters are located.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, contract manufacturers and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Although we have adopted a code of business conduct and ethics applicable to our employees, officers and directors, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional regulatory oversight and reporting requirements, and the curtailment or restructuring of our operations.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. For example, Eisai previously discontinued a Phase 3 clinical trial evaluating avatrombopag for the treatment of immune ITP, due to enrollment difficulties. Furthermore, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Other TPO-RAs, such as Promacta, have terminated clinical trials in CLD patients due to safety issues, including the incidence of portal vein thrombosis, or PVT, which is the blockage or narrowing of the vein carrying blood to the liver that can result in stroke or death. The perception that such incidents may occur from avatrombopag due to the drug candidate having a similar mechanism of action as other TPO-RAs could adversely affect enrollment of clinical trials for avatrombopag. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop avatrombopag, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

•            final labeling approved by regulatory authorities, including any dose limitations;

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

•            the strength of marketing (including size and coverage of our marketing and sales force) and distribution support;

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

Our estimates of the potential market opportunity for avatrombopag include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. These assumptions include the prevalence of CLD and other patients with thrombocytopenia undergoing a procedure and the number of patients with chemotherapy-induced thrombocytopenia. However, there can be no assurance that any of these assumptions are or will remain accurate. For example, physicians and surgeons exercise discretion about the requisite platelet count threshold before a procedure, notwithstanding platelet count thresholds recommended by medical professional associations, which are viewed as clinical guidelines rather than standards of care. As a result, the number of physicians who would determine that an increase in platelet count is necessary prior to a specific procedure, or who would prefer an advance treatment such as avatrombopag rather than prophylactic platelet transfusion on the same day as the procedure, may be smaller than we anticipate. Further, even if avatrombopag is approved for use in advance of highly invasive procedures, physicians may continue to prescribe platelet transfusions in advance of such procedures instead of other treatment regimens. In addition, our assumptions regarding the number of patients with thrombocytopenia that are treated in the chronic setting may be inaccurate, as physicians exercise discretion in determining when a patient with thrombocytopenia should receive chronic treatment. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, then the actual market for avatrombopag for any indication could be smaller than our estimates of our potential market opportunity. The degree of market acceptance by the medical community of avatrombopag following regulatory approval could also impact these assumptions and reduce the market size for avatrombopag, including due to the factors described above in “—Even if avatrombopag receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.” If the actual market for avatrombopag is smaller than we expect, our drug revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

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

Adverse events caused by avatrombopag could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. For example, other TPO-RAs evaluated for the treatment of thrombocytopenia in CLD patients have had their development abandoned due to safety issues, including the incidence of PVT. In our clinical trials, treatment emergent adverse events included fever, nausea and abdominal pain and one incident of a treatment emergent PVT that was determined by the investigator to be possibly related to avatrombopag. If an unacceptable frequency or severity of treatment emergent adverse events are reported in our current or future clinical trials for avatrombopag, including PVTs, our ability to obtain regulatory approval for avatrombopag may be negatively impacted.

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

We are in process of building the infrastructure for the sales, marketing or distribution of our drugs, and the cost of establishing and maintaining such an organization may exceed the benefits of doing so. In order to market any drug that may be approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any drug for which we have obtained marketing approval, we will need a sales and marketing organization.

We are in the process of building a hepatology-focused sales organization to market avatrombopag in the United States, if approved, and expect to begin incurring significantly higher general and administrative expenses beginning in the first quarter of 2018 and at an increased rate through 2018 in connection with the potential approval of avatrombopag as early as the second quarter of 2018. There are significant expenses and risks involved with establishing our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize an adequate number of qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any drug launch, which would adversely impact the commercialization of avatrombopag. For example, if the commercial launch of avatrombopag for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

With respect to avatrombopag for the treatment of thrombocytopenia in patients with CLD scheduled to undergo a procedure, we will be primarily competing with platelet transfusions, since neither of the available TPO-RAs are approved by the FDA for this indication. However, we also anticipate some competition from TPO-RAs being used off-label. In addition, Shionogi is developing lusutrombopag for the treatment of thrombocytopenia in patients with CLD undergoing invasive surgical procedures, which has been approved in Japan and has recently completed one global Phase 3 clinical trial with approximately 200 patients that successfully met primary and secondary endpoints and has been granted fast track designation by the FDA. Shionogi has reportedly submitted a NDA to the FDA in December 2017 and a MAA to the EMA in January 2018 for lusutrombopag for the treatment of thrombocytopenia in patients with CLD undergoing planned invasive surgical procedures.

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

•            carrier disruptions or increased costs that are beyond our control; and

•            failure to deliver our drugs under specified storage conditions and in a timely manner

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

We and our CROs will be required to comply with the Good Laboratory Practices, or GLPs, and Good Clinical Practices, or GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our drug candidates that are in clinical development. The Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, drug candidates and our target indications. Our issued patents, with claims directed to avatrombopag, are expected to expire between 2023 and 2029, including available patent term adjustment and patent term extension. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting avatrombopag might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents.

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

The risk of failure for avatrombopag and any other future drug candidates we may develop is high. It is impossible to predict when or if avatrombopag will prove to be effective and safe in humans or will receive regulatory approval for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure. Additionally, before regulatory authorities grant marketing approval for avatrombopag, for any future indications, or any future drug candidate that we seek to develop, we will be required to conduct extensive clinical trials to demonstrate safety and efficacy in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. In addition, we are evaluating avatrombopag for other indications, including the treatment of adults with chronic ITP. Several clinical trials have been conducted evaluating the use of avatrombopag for the treatment of patients with chronic ITP; we may utilize our clinical trial results for other indications as well. However, the FDA, EMA or any comparable foreign regulatory authority may not accept any such trial results for additional indications and may require us to conduct further clinical trials, which may require us to incur significant additional development expenses. As a result, there can be no assurance that we will continue to evaluate and pursue approval for avatrombopag in any such indications.

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called ‘‘Cadillac’’ tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act.  Although we cannot predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state reform efforts, we continue to evaluate the effect that the Affordable Care Act, as amended or replaced, will have on our business. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our drug candidate.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. In addition, there have been several recent Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drugs. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of avatrombopag, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent drug labeling and post-marketing testing and other requirements.

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

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in June 2017, the intraday price of our common stock has fluctuated from a low of $16.98 to a high of $35.00.  As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

Our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.  All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

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

Concentration of ownership of our common stock among our existing executive officers, directors and their affiliates may prevent our other stockholders from influencing significant corporate decisions.

As of February 14, 2018, our executive officers and directors and their respective affiliates, including entities under the control of Paul Manning, in the aggregate, beneficially own a majority of our outstanding common stock. Further, Paul Manning and entities under his control beneficially own a majority of our common stock. As a result, Paul Manning can control, and these other persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

We will have broad discretion in the use of our existing cash and cash equivalents.

We have broad discretion over the use of our cash and cash equivalents, including the proceeds from our IPO. You may not agree with our decisions, and our use of cash and cash equivalents may not yield any return on your investment. We expect to use the net proceeds to us from our recent IPO, together with our existing cash and cash equivalents, to fund the commercialization of avatrombopag, if approved, to fund clinical trials of avatrombopag for additional indications beyond its initial indication, to repay a portion of our obligations under the Eisai note and for working capital and general corporate purposes. In addition, we may use a portion of the proceeds from our recent IPO to pursue our strategy to in-license or acquire additional drug candidates. Our failure to apply the net proceeds from our recent IPO effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), effective for net operating losses incurred in taxable years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $46.0 million. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2036. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities.  Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In connection with our recent IPO, it is possible that we have experienced an ownership change limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We have begun to incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we have begun to incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The NASDAQ Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, stockholder activism, the current political environment and the current high level of government intervention may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 1B.          Unresolved Staff Comments

None.

Item 2.             Properties

Our corporate and executive office is located in a 14,378 square foot facility at 240 Leigh Farm Road, Suite 245, Durham, North Carolina 27707.  We are currently under an office lease agreement which expires on April 30, 2020. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.             Legal Proceedings

We are not subject to any material legal proceedings.

Item 4.             Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has been quoted on the NASDAQ Global Market since June 29, 2017, under the symbol “DOVA.”  Prior to our IPO, there was no public market for our common stock.

The following table sets forth the high and low sales prices of our common stock for the period indicated.

	High	Low
Fiscal Year Ended December 31, 2018
First Quarter (through February 15, 2018)	$35.00	$25.63

Fiscal Year Ended December 31, 2017
Second Quarter (beginning June 29, 2017)	$22.40	$18.18
Third Quarter	$28.59	$16.98
Fourth Quarter	$32.75	$22.00

On February 15, 2018, the last reported bid price for our common stock was $33.90 per share.

Holders

As of December 31, 2017, there were approximately 25,652,457 million shares of common stock outstanding held by 31 record stockholders. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Performance Graph

The following graph compares the performance of our common stock since June 29, 2017, the date on which our common stock commenced trading on the NASDAQ Global Market, with the performance of the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index. The comparison assumes a $100 investment on June 29, 2017 in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return

Among Dova Pharmaceuticals, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Use of Proceeds

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6.                                        Selected Financial Data

The following consolidated statements of operations data for the year ended December 31, 2017 and the period from March 24, 2016 (Inception) to December 31, 2016 and consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included within this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report.

	For the year ended	For the period from March 24, 2016 (Inception) to
	December 31, 2017	December 31, 2016
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$14,710	$20,842
Research and development - licenses acquired	1,000	5,000
General and administrative	13,499	1,201
Total operating expenses	29,209	27,043
Loss from operations	(29,209)	(27,043)

Other income (expenses)
Other income, net	486	9
Interest expense - related party	(1)	(4)
Interest expense	(1,231)	(152)
Total other expenses, net	(746)	(147)
Net loss	$(29,955)	$(27,190)

Net loss per share, basic and diluted	$(1.40)	$(1.57)
Weighted average common shares outstanding, basic and diluted	21,435,369	17,332,257

	As of December 31,
	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	94,846	28,709
Total assets	96,379	28,746
Total liabilities	35,197	21,951
Stockholders’ equity	61,182	6,795

Item 7.           Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included later in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. Our drug candidate, avatrombopag, which we acquired from Eisai, Inc., or Eisai, in March 2016, is an orally administered thrombopoietin receptor agonist, or TPO-RA, that we are developing for the treatment of thrombocytopenia. In the first quarter of 2017, we completed two identically designed pivotal Phase 3 clinical trials that evaluated avatrombopag for the treatment of thrombocytopenia in patients with chronic liver disease, or CLD, scheduled to undergo a procedure. Avatrombopag met the primary and secondary endpoints in each of these clinical trials with high statistical significance, and in the second half of 2017, those results were presented at two major medical conferences: the American Association for the Study of Liver Disease (AASLD) and the American Society of Hematology (ASH). Based on these results, a new drug application, or NDA, was submitted to the FDA, for this initial indication on September 21, 2017. The NDA was granted priority review by the FDA in November 2017 and the Prescription Drug User Fee Act goal date for an FDA decision is May 21, 2018.

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

We have a limited operating history as we were formed on March 24, 2016. Since our inception, our operations have focused on acquiring rights to avatrombopag, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting clinical trials and preparing for and submitting an NDA for avatrombopag. We do not have any drug candidates approved for sale and have not yet generated any revenue from drug sales. We have funded our operations primarily through the Esai note and sale of equity and equity-linked securities. On July 5, 2017, we closed our initial public offering, or IPO, of common stock, which resulted in the issuance and sale of 5,077,250 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of approximately $78.7 million after deducting underwriting discounts and other offering costs. Upon the closing of the IPO, all outstanding shares of our Series A convertible preferred stock were automatically converted into 3,242,950 shares of common stock.

Since inception, we have incurred significant operating losses. As of December 31, 2017, we had an accumulated deficit of $57.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•    continue to invest in the preclinical and clinical development of avatrombopag for the treatment of other thrombocytopenia indications;

•    prepare for the commercialization of avatrombopag, if approved, including the hiring of medical affairs and sales and marketing personnel;

•    manufacture our drug candidate, including under our supply agreement with Eisai;

•    hire additional research and development and selling, general and administrative personnel;

•    maintain, expand and protect our intellectual property portfolio;

•    evaluate opportunities for the development of additional drug candidates; and

•    incur additional costs associated with operating as a newly public company.

Stock purchase agreement with Eisai

In March 2016, we entered into the stock purchase agreement with Eisai, or the Eisai stock purchase agreement, pursuant to which we acquired the worldwide rights to avatrombopag. The terms of the Eisai stock purchase agreement included (i) an up-front payment of $5.0 million, (ii) milestone payments up to $135.0 million in the aggregate based on annual net sales of avatrombopag and (iii) a commitment to negotiate in good faith to secure a long-term supply agreement with Eisai to purchase supplies of avatrombopag from Eisai. See Note 3 “The purchase agreement and related transactions” in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Transition services agreement with Eisai

In March 2016, in connection with our acquisition of the rights to avatrombopag, we entered into a transition services agreement with Eisai, or the TSA.  Pursuant to the terms and conditions of the TSA, Eisai  agreed to manage the clinical trials in CLD patients with severe thrombocytopenia undergoing a procedure through regulatory approval of avatrombopag based on an agreed upon fee schedule for services plus reimbursement of certain out-of-pocket expenses. Services may be provided by Eisai’s full-time employees, its affiliates or third-party contractors. Payments due under this agreement that exceed $51.0 million will reduce any milestone payments due to Eisai under the Eisai stock purchase agreement. Pursuant to the TSA, payments due are being financed under the Eisai note described below. We will have final decision-making authority related to development of avatrombopag and the regulatory approval process.  Unless amended, the TSA is scheduled to expire on March 31, 2018.

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

Eisai note and security agreement

In March 2016, we issued a note to Eisai, or the Eisai note, which enables us to finance payments due to Eisai under the TSA. The principal amount of the Eisai note will be increased by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. As of December 31, 2017, we had outstanding borrowings of $30.2 million under this Eisai note, additional TSA expenses of $1.0 million included in accrued expenses and we owed Eisai $1.0 million in accrued interest. The Eisai note matures on March 30, 2018 and bears interest at a rate of 5% per annum. Interest is payable annually in arrears to Eisai beginning on March 31, 2017 and, accordingly, we made a single interest-only payment of $0.4 million in March 2017. Principal and interest under the Eisai note can be prepaid at any time without penalty.  We did not elect to prepay any principal or interest under the Eisai note during the fourth quarter of 2017. The Eisai note is secured by a blanket security interest on all of the assets of our wholly-owned subsidiary, AkaRx, including the worldwide rights to avatrombopag. Payments due pursuant to the Eisai note are currently guaranteed by PBM Capital Investments, LLC.  We intend to enter into a commercial debt facility with one or more third party lenders to refinance some or all of the borrowings under the Eisai note and maintain our liquidity position. The terms of any such facility may result in increased fixed payment obligations and certain restrictive covenants, such as limitations on our ability to incur additional debt or other operating restrictions.

License agreement with Astellas

The primary intellectual property related to avatrombopag is licensed to us from Astellas on an exclusive, worldwide basis under the terms of a license agreement we acquired from Eisai in connection with our acquisition of the rights to avatrombopag from Eisai. Under the terms of the license agreement, we are required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the submission of the NDA, we became obligated to make a milestone payment of $1.0 million within 30 days.  This payment was made in October 2017.  We will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. In addition, we will be required to pay Astellas tiered royalties in the mid to high single-digit percentages on net sales of avatrombopag. No amounts have been accrued for any potential future milestone payments as such payments have not been deemed probable.  See Note 3 “The purchase agreement and related transactions” in the accompanying notes to the consolidated financial statements included in this Annual Report for additional information.

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

In April 2016, AkaRx entered into a services agreement with PBM Capital Group, LLC, or the AkaRx services agreement, and together with the Dova services agreement, or collectively the Services Agreements, to engage PBM Capital Group, LLC for certain scientific and technical, accounting, operations and back office support services. AkaRx agreed to pay PBM Capital Group, LLC a flat fee of $25,000 per month for these services. The AkaRx services agreement had an initial term of 12 months and was extended on April 1, 2017 for an additional one-year term.

Unless amended, the above service agreements are scheduled to expire on March 31, 2018.

Components of results of operations

Revenue

To date, we have not generated any revenue from drug sales. We do not expect to generate any revenue from any drug candidates that we develop unless and until we obtain regulatory approval and commercialize our drugs or enter into collaborative agreements with third parties. An NDA was submitted for the approval of avatrombopag on September 21, 2017. If avatrombopag is approved, then we may generate revenue from drug sales. We do not expect to commercialize avatrombopag before mid-2018, if ever.

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

We expect our research and development expense will increase for the foreseeable future as we seek approval for avatrombopag and as we pursue additional indications for avatrombopag. Drug candidates in later stages of clinical development, such as avatrombopag, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Additionally, we are hiring internal resources to lead and take over development work that has historically been handled by Eisai personnel under the TSA.

The duration, costs and timing of additional clinical trials for avatrombopag and any other drug candidates will depend on a variety of factors that include, but are not limited to, the following:

•             number of trials required for approval;

•             delays in reaching, or failing to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or prospective contract research organizations, the terms of which can be subject to extensive negotiation and may vary significantly among different contract research organizations and trial sites;

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

General and administrative expense

General and administrative expense consists primarily of expenses under the services agreements with PBM Capital Group, LLC, salaries and other related costs, recruiting fees, professional fees for accounting and legal services and consulting and service provider fees to support the potential launch of avatrombopag. Other than payments to PBM Capital Group, LLC under the services agreements, for the period from March 24, 2016 (Inception) to December 31, 2016, we did not pay any employee compensation or issue any stock-based compensation to any employee, director or consultant. We began paying compensation and issuing equity awards to employees during the year ended December 31, 2017.

We expect our general and administrative expense will increase for the foreseeable future to support the potential commercialization of avatrombopag and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we have begun to incur increased costs associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs. In addition, we expect to incur, at an increased rate compared to prior periods, significantly higher expenses associated with building a sales and marketing team, including the potential hiring of a contract sales team, in connection with potential regulatory approval of avatrombopag for commercialization, which could occur as early as mid-2018. As a result, we expect to report significantly higher general and administrative expenses starting in the first quarter of 2018 and ramping up over the next several fiscal quarters compared to prior periods.

Other expenses, net

Other expenses, net consists primarily of interest expense related to the Eisai note and interest income on our cash and cash equivalents.

Results of Operations for the year ended December 31, 2017 and for the period from March 24, 2016 (Inception) to December 31, 2016

The following table sets forth our selected statements of operations data for the year ended December 31, 2017 and for the period from March 24, 2016 (Inception) to December 31, 2016 (in thousands):

		Period from March
		24, 2016
	Year ended	(Inception) to
	December 31, 2017	December 31, 2016
Operating expenses:
Research and development	$14,710	$20,842
Research and development - licenses acquired	1,000	5,000
General and administrative	13,499	1,201
Total operating expenses	29,209	27,043
Loss from operations	(29,209)	(27,043)

Other income (expenses)
Other income, net	486	9
Interest expense - related party	(1)	(4)
Interest expense	(1,231)	(152)
Total other expenses, net	(746)	(147)
Net loss	$(29,955)	$(27,190)

Operating expense

Research and development expense (including licenses acquired)

Research and development expenses, including licenses acquired, decreased by $10.1 million, from $25.8 million for the period from March 24, 2016 to December 31, 2016 to $15.7 million for the year ended December 31, 2017. For the year ended December 31, 2017, research and development expenses included $10.7 million of expenses under the TSA, $0.9 million of consulting fees, $1.4 million of payroll-related expenses and $1.2 million of stock-based compensation expense, as well as a $1.0 million milestone payment that we became obligated to pay Astellas on September 21, 2017 upon the submission of the NDA. For the period from March 24, 2016 to December 31, 2016, we recorded $25.8 million of research and development expenses, including $20.8 million of expenses under the TSA and a $5.0 million upfront payment made to Eisai in connection with the Eisai stock purchase agreement.

General and administrative expense

We hired our first employees and began paying compensation during the year ended December 31, 2017. We granted our first equity awards to employees during the year ended December 31, 2017. For the year ended December 31, 2017, general and administrative expenses were $13.5 million, and were primarily attributable to $4.4 million of stock-based compensation expense, $2.6 million of payroll-related expenses, $3.8 million of consulting and professional fees, $1.0 million of office operations-related expenses, $0.7 million of employee recruiting expenses, $0.4 million of travel expenses and $0.6 million of fees under the services agreements with PBM Capital Group, LLC. For the period from March 24, 2016 (Inception) to December 31, 2016, we recorded $1.2 million of general and administrative expenses, which were primarily attributable to expenses under the services agreements with PBM Capital Group, LLC, recruiting fees and professional fees.

Total other expenses, net

Other expenses, net for the year ended December 31, 2017 consisted primarily of $1.2 million of interest expense related to the Eisai note, partially offset by $0.5 million of interest income on invested cash and cash equivalents. For the period from March 24, 2016 to December 31, 2016, other expenses, net were $0.1 million and primarily consisted of interest expense related to the Eisai note, offset by interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have funded our operations primarily through the capital contributions from PBM Capital, sale of common stock in connection with our IPO, sale of Series A preferred stock and financing payments due to Eisai under the TSA through incurrence of debt under the Eisai note, which had a principal amount outstanding of $30.2 million and $13.6 million as of December 31, 2017 and December 31, 2016, respectively. On July 5, 2017, we closed our IPO, which resulted in the issuance and sale of 5,077,250 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $78.7 million after deducting underwriting discounts and other offering costs. Upon the closing of our IPO, all outstanding shares of our Series A convertible preferred stock were automatically converted into 3,242,950 shares of common stock. As of December 31, 2017, we had $94.8 million in cash and cash equivalents.

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

		Period from March
		24, 2016
	Year ended	(Inception) to
	December 31, 2017	December 31, 2016
Cash and cash equivalents at the beginning of the period	$28,709	$—
Net cash used in operating activities	(10,899)	(987)
Net cash used in investing activities	(1,062)	—
Net cash provided by financing activities	78,098	29,696
Cash and cash equivalents at the end of the period	$94,846	$28,709

Operating activities

Operating activities used $10.9 million of cash during the year ended December 31, 2017, primarily for consulting fees, payroll related expenses, office operational expenses, recruiting, professional and legal fees, travel and expenses under the services agreements with PBM Capital Group, LLC.

Operating activities used $1.0 million of cash in the period from March 24, 2016 (inception) to December 31, 2016, primarily for expenses under the services agreements with PBM Capital Group, LLC, recruiting fees and professional fees.

Investing activities

Investing activities during the year ended December 31, 2017 included a $1.0 million milestone payment related to avatrombopag. For the period from March 24, 2016 (inception) to December 31, 2016 cash used in investing activities was insignificant.

Financing activities

Financing activities provided $78.1 million of cash during the year ended December 31, 2017, consisting of the net proceeds of $78.7 million received upon the closing of our IPO on July 5, 2017, partially offset by the payment of $0.7 million of offering costs for our preferred stock sold in 2016.

Financing activities provided $29.7 million of cash in the period from March 24, 2016 (inception) to December 31, 2016, primarily from a capital contribution of $0.7 million from PBM Capital Investments, LLC and $29.0 million of proceeds received from the issuance of Series A preferred stock.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we seek approval of avatrombopag for its initial indication and continue the research and development of, and initiate clinical trials and seek marketing approval for, avatrombopag in other indications. In addition, if we obtain marketing approval for avatrombopag or any other drug candidates, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we have begun and will continue to incur costs as a newly public company that we have not previously incurred or have previously incurred at lower rates as a private company. Accordingly, we will likely need to obtain additional funding. If we are unable to raise capital or otherwise obtain funding when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital and operating expenditure requirements will depend on many factors, including:

•       our ability to refinance the Eisai note on or before its maturity in March 2018;

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

Clinical trial development is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval of and achieve sales of avatrombopag or other drug candidates. In addition, avatrombopag or any other drug candidates, if approved, may not achieve commercial success or may be limited in approved indications. Our commercial revenues, if any, will initially be derived from sales of avatrombopag, which we do not expect to be commercially available until at least mid-2018, if at all. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can obtain marketing approval to sell, and then generate significant sales of, avatrombopag. We will need substantial additional financing to fund our operations and to develop and commercialize our drug candidate. These factors raise substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations and Commitments

The commitment amounts in the table below are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.

The following table summarizes our commitments to settle contractual obligations at December 31, 2017:

Contractual obligations (in thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-term obligations (1)	$31,217	$31,217	$—	$—	$—
Interest on debt obligations (1)(4)	385	385	—	—	—
Lease obligations (2)(4)	702	288	413	—	—
Other (3)	351	243	108
Total contractual obligations	$32,655	$32,134	$522	$—	$—

(1)    Debt obligations relate to the Eisai note which enables us to finance payments due to Eisai under the TSA. The TSA primarily includes activities and costs for clinical trials, consultants, clinical trial materials, regulatory filings, laboratory expenses and other supplies. The principal amount of the Eisai note will be increased by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. The Eisai note matures on March 30, 2018 and bears interest at a rate of 5% per annum. Interest is payable annually in arrears to Eisai beginning on March 31, 2017. Principal and interest under the Eisai note can be prepaid at any time without penalty. The Eisai note is secured by a security interest on all of the assets of AkaRx, including the worldwide rights to avatrombopag. Payments due under the Eisai note are currently guaranteed by PBM Capital Investments, LLC. We plan to seek to enter into a commercial debt facility with one or more third party lenders to refinance some or all of our borrowings under the Eisai note. See Note 3 to our consolidated financial statements elsewhere in this Annual Report for a description of the Eisai stock purchase agreement and related transactions.

(2)    Lease obligations represents actual contracted rental payments for our facility in Durham, North Carolina.

(3)    Other contractual obligations include operating leases for office equipment and research and development consulting costs.

(4)    The obligations are not reflected in the accompanying balance sheets.

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

Significant accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Income taxes

On September 15, 2016, we converted from an LLC to a C-corporation. Prior to September 15, 2016, we elected to be taxed as a partnership. Therefore, we were not subject to income taxes until our conversion to a C-corporation on September 15, 2016. AkaRx was subject to income taxes from March 29, 2016 through March 31, 2017.

Income taxes are recorded in accordance with ASC 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between our consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In December 2017, the federal government enacted numerous amendments to the Internal Revenue Code of 1986 pursuant to an act known by the Tax Cuts and Jobs Act, or the TCJA. The TCJA may impact our income tax expense (benefit) from continuing operations in future periods. We have recorded a full valuation allowance on its net deferred tax assets and therefore any impact on the value of our deferred tax assets will be offset by a change in the valuation allowance.

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

Recent accounting pronouncements

See Note 2 to our consolidated financial statements in Part IV, Item 15 of this Annual Report for a description of recent accounting pronouncements.

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

Item 7A.                                                Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of a money market fund. In addition, as discussed in Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report, our Eisai Note bears an interest rate of 5% per annum. If market rates were to decline, our required payments may exceed those based on the current market rate.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the year ended December 31, 2017.

We contract with clinical research organizations globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2017, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 8.                                                         Financial Statements and Supplementary Data

The information required by this Item is set forth in the consolidated financial statements and notes thereto in Item 15 of this Annual Report.

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                                                Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.                                                Other Information

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers, including their ages as of January 1, 2018. There are no family relationships among any of our directors or executive officers.

We seek to assemble a board that, as a whole, possesses the appropriate balance of professional and industry knowledge, financial expertise and high-level management experience necessary to oversee and direct our business. To that end, our board intends to maintain membership of directors who complement and strengthen the skills of other members and who also exhibit integrity, collegiality, sound business judgment and other qualities that we view as critical to effective functioning of the board. The brief biographies below include information, as of the date of this Annual Report, regarding the specific and particular experience, qualifications, attributes or skills of each director that led the board to believe that the director should serve on the board.

Name	Age	Position
Executive officers:
Alex Sapir	51	President, Chief Executive Officer and Director
Mark W. Hahn	55	Chief Financial Officer
Lee F. Allen, M.D., Ph.D.	66	Chief Medical Officer
Kevin Laliberte	40	Senior Vice President, Product Development
Non-employee directors:
Steven M. Goldman	66	Director
Roger A. Jeffs	56	Director
Paul B. Manning	62	Chairman of the Board of Directors
Alfred J. Novak	70	Director
Sean Stalfort	48	Director

Executive officers

Alex Sapir

Mr. Sapir has served as our President and Chief Executive Officer since January 2017. From January 2006 to May 2016, Mr. Sapir served as Executive Vice President, Marketing and Sales for United Therapeutics Corporation, a biotechnology company focused on the development and commercialization of unique products to address the unmet medical needs of patients with chronic and life-threatening conditions. Prior to his time at United Therapeutics Corporation, from January 2003 to January 2005 Mr. Sapir served as Senior Director, Marketing for Guilford Pharmaceuticals. He began his career at GlaxoSmithKline serving in various commercial roles in the United States and Europe. Mr. Sapir is a routine guest lecturer on the topic of pharmaceutical marketing strategy at Duke University’s Fuqua School of Business. Mr. Sapir holds a B.A. in Economics from Franklin and Marshall College and an M.B.A. from Harvard Business School.

Mark W. Hahn

Mr. Hahn has served as our Chief Financial Officer since January 2018. Mr. Hahn was previously the executive vice president and chief financial officer of Cempra, Inc., a clinical-stage pharmaceutical company, from February 2010 to November 2017. From 2008 to 2009, Mr. Hahn was the chief financial officer of Athenix Corp., an agricultural biotechnology company, leading its merger with Bayer CropScience, where he served as finance director into 2010. Prior to Athenix, Mr. Hahn was the chief financial officer of various companies including GigaBeam Corporation, a telecommunications equipment company, BuildLinks, Inc. and PerformaWorks, Inc., software companies, and Charles & Colvard, Ltd., a consumer products company. Mr. Hahn began his career at Ernst & Young where he served in various capacities, culminating in senior manager from 1984 until 1996. Mr. Hahn holds a B.B.A. in accounting and finance from the University of Wisconsin-Milwaukee and is a certified public accountant in the State of Maryland and North Carolina.

Lee F. Allen, M.D., Ph.D.

Dr. Allen has served as our Chief Medical Officer since April 2017. From January 2016 to April 2017, Dr. Allen served as Chief Medical Officer managing Clinical Development, Medical Affairs and Regulatory Affairs at Argos Therapeutics. Dr. Allen served as Chief Medical Officer at Spectrum Pharmaceuticals from March 2013 to January 2016. From August 2007 to March 2013, Dr. Allen served as Chief Medical Officer at AMAG Pharmaceuticals. From 2003 through 2007, Dr. Allen served as the Clinical Site Head and Global Oncology Therapeutic Area Director for Wyeth Pharmaceuticals’ research and development site in Cambridge, MA. From 1999 to 2003, Dr. Allen helped establish Oncology as a new therapeutic area at Pfizer and served as Executive Director and Site Therapeutic Area Leader for the Ann Arbor Oncology portfolio. Dr. Allen holds a Ph.D. and M.D. from the Rutgers Biomedical and Health Sciences (formerly the University of Medicine and Dentistry of New Jersey), and completed Residency training in Internal Medicine and Fellowship training in Hematology and Oncology at the Duke University Medical Center. As a postdoc, Dr. Allen investigated signal transduction pathways at Duke in the Howard Hughes Laboratory of Nobel Laureate, Dr. Robert Lefkowitz, and has authored or co-authored more than 50 publications.

Kevin Laliberte

Dr. Laliberte has served as our Senior Vice President, Product Development since March 2017. From 2003 to March 2017, Dr. Laliberte held various positions at United Therapeutics Corporation, including as the Senior Vice President, Product Development and Clinical Operations from March 2015 to March 2017, as the Associate Vice President Product Development from March 2013 to February 2015 and as the Senior Director Product Development from 2010 to March 2013. Dr. Laliberte holds a Pharm.D. from the University of Michigan and completed a Drug Development and Clinical Research Fellowship at the University of North Carolina School of Pharmacy and GlaxoSmithKline.

Non-employee directors

Steven M. Goldman

Mr. Goldman has served as a member of our board of directors since May 2017. Mr. Goldman has been a Partner of Kramer Levin Naftalis & Frankel LLP since 2009. Mr. Goldman specializes in mergers and acquisitions, financings, joint ventures, private placements, leveraged buyouts and general corporate counseling. He has represented numerous banks in connection with financing of acquisitions and recapitalizations, and insurance brokerages in connection with regulatory enforcement issues and in purchase and sale transactions. From 2006 to 2009, before joining Kramer Levin, Mr. Goldman was the State of New Jersey’s Department of Banking and Insurance Commissioner, appointed by Governor Jon S. Corzine. In that role, Mr. Goldman chaired the Reinsurance Task Force at the National Association of Insurance Commissioners which completed a framework for modernizing the regulation of reinsurance in the United States and between the United States and other countries. Mr. Goldman has served as a director of Bank Leumi USA since May 2015. Mr. Goldman also served as a Director of ConnectOne Bank and ConnectOne Bancorp, Inc from 2011 to February 2014. He also Chaired the International Insurance Relations Committee of the NAIC, and the Reinsurance and other Forms of Risk Transfer Subcommittee on behalf of the United States at the International Association of Insurance Supervisors from 2007 to 2009. Mr. Goldman has testified before Congress on multiple occasions regarding insurance regulation and health care reform. Mr. Goldman is on the Dean’s Board of Advisors for The George Washington University Law School, is a Member of the Bar in New York and New Jersey and is currently the Chair of the Operations and Finance Committee, a member of the Executive Committee, and Assistant Treasurer of the New Jersey Performing Arts Center and a member of the Board of Managers of Theatre Square Development Company. Mr. Goldman holds an A.B. in Political Science from Boston University, a J.D. from the George Washington University and an L.L.M. in taxation from New York University. Our board of directors believes that Mr. Goldman should serve as a director based on his experience both as a practicing attorney and as the Commissioner of the New Jersey Department of Banking and Insurance, which allows him to provide the Board with valuable insight on matters of corporate governance, regulatory compliance and relations and structuring of transactions

Roger A. Jeffs

Dr. Jeffs has served as a member of our board of directors since May 2017. Dr. Jeffs retired as President of United Therapeutics Corporation in June 2016. Prior to his retirement, Dr. Jeffs served as the Co-Chief Executive Officer of United Therapeutics Corporation from 2001 to June 2016. Dr. Jeffs joined United Therapeutics Corporation during its start-up phase in September 1998 as Director of Research, Development and Medical and also served as its Chief Operating Officer from April 2001 to December 2014. Dr. Jeffs served as a Director of United Therapeutics Corporation from 2001 until June 2016, and currently serves on the Board of Directors of three other public companies: Albireo Pharma, Inc., Axsome Therapeutics, and Sangamo Therapeutics, Inc. Dr. Jeffs holds a B.S. in Chemistry from Duke University and Ph.D. in Pharmacology from the University of North Carolina. Our board of directors believes that Dr. Jeffs should serve as a director based on his scientific background and business experience, coupled with his experience as a Chief Executive Officer of a publicly-traded biotechnology company.

Paul B. Manning

Mr. Manning has served as the Chairman of our board of directors since June 2017 and as a member of our board of directors since September 2016. Mr. Manning is the President and Chief Executive Officer of PBM Capital Group, LLC, a private equity investment firm in the business of investing in healthcare and life-science related companies, which he founded in 2010. Prior to that, Mr. Manning founded PBM Products in 1997, a producer of infant formula and baby food, which was sold to Perrigo Corporation in 2010. Mr. Manning is a director of various private companies and AveXis, Inc., a publicly traded clinical stage gene therapy company, and was previously on the board of directors of Perrigo Corporation and Concordia Healthcare Corp. Mr. Manning received a B.S. in microbiology from the University of Massachusetts. Our board of directors believes that Mr. Manning should serve as a director based upon on his over 30 years of managerial and operational experience in the healthcare industry and as an investor in healthcare related companies.

Alfred J. Novak

Mr. Novak has served as a member of our board of directors since May 2017. Mr. Novak has served on the board of LivaNova PLC, a global medical device company since October 2015. From 2007 until October 2015, Mr. Novak served on the board of Cyberonics, until its merger with Sorin S.p.a. to form LivaNova. From April 2014 until March 2015, Mr. Novak served as President and Chief Executive Officer of Syntheon Cardiology, LLC, an early-stage company developing a percutaneous prosthetic aortic heart valve. From September 1999 until January 2014, he served on the board of directors of OrbusNeich Medical Technology Company, Ltd., a privately held interventional cardiology company, and he was Chairman and Chief Executive Officer from 2010 until October 2013. From 2002 until 2006, Mr. Novak was the President, Chief Executive Officer and a director of Novoste Corporation, a publicly held interventional cardiology company. From 1998 until 2002, he was a founder of Syntheon, LLC, a privately held company that focused on minimally invasive medical devices for the gastroenterology and vascular markets. Mr. Novak  was a Director, Chief Executive Officer and Chief Financial Officer of public and private companies. He received an M.B.A. from the Wharton School, University of Pennsylvania, and a B.S. from the United States Merchant Marine Academy. Our board of directors believes that Mr. Novak should serve as a director based on his broad operating executive experience as Chief Executive Officer and Chief Financial Officer at medical device companies, his board of director experience at medical device companies, his expertise concerning new product development, regulatory approval and commercialization of medical devices and his finance and accounting expertise.

Sean Stalfort

Mr. Stalfort has served as a member of our board of directors since September 2016. Mr. Stalfort has been a partner at PBM Capital Group, LLC, a private equity investment firm in the business of investing in healthcare and life-science related companies, since May 2010. Prior to joining PBM Capital Group, LLC, Mr. Stalfort was the Executive Vice President for New Business Development/M&A for PBM Products. Mr. Stalfort is also a founding Partner of Octagon Partners and Octagon Finance, historic tax credit real estate companies. Mr. Stalfort is a director of several private healthcare companies. Mr. Stalfort also served as our President from April 2016 until December 2016. Mr. Stalfort received a B.A. in Business Economics and Political Science from Brown University. Our board of directors believes that Mr. Stalfort should serve as a director based upon on his years as an investor in healthcare related companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors and officers and holders of 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by our directors and officers regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to fiscal 2017.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.dova.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We intend to post any amendments to the Code of Conduct, or any waivers of its requirements, on our website.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of Alfred J. Novak, Steven M. Goldman and Roger A. Jeffs, with Mr. Novak serving as chair of the audit committee. Our board of directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of NASDAQ. Each member of our audit committee can read and understand fundamental financial statements in accordance with NASDAQ audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. Our board of directors has determined that Mr. Novak qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NASDAQ Listing Rules. In making this determination, our board has considered Mr. Novak’s formal education and previous and current experience in financial and accounting roles.

Stockholder Recommendation of Director Nominees

Our nominating and corporate governance committee will consider director candidates recommended by stockholders. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the nominating and corporate governance committee to become nominees for election to our board of directors may do so by delivering a written recommendation to our Secretary at the following address: 240 Leigh Farm Road, Suite 245, Durham, North Carolina, at least 90 days, but not more than 120 days, prior to the first anniversary of the preceding year’s annual meeting. Submissions must include name, age, business address and residence address of such nominee, the principal occupation or employment of such nominee, the beneficial ownership of our stock of such nominee, the date or dates on which such stock was acquired and the investment intent of such acquisition and any such other information concerning such nominee as would be required to be disclosed in a proxy statement soliciting proxies for the election of such nominee as a director in an election contest or that is otherwise required to be disclosed pursuant to Section 14 of the Exchange Act. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Item 11.                                                  Executive Compensation

Executive compensation

Our named executive officers for the year ended December 31, 2017, which consist of our President and Chief Executive Officer, our former Chief Financial Officer and our Chief Medical Officer, respectively, are:

•                       Alex Sapir;

•                       Douglas Blankenship; and

•                       Lee F. Allen, M.D., Ph.D.

On January 31, 2018, Mark W. Hahn commenced employment with us as our Chief Financial Officer. Although Mr. Hahn is not one of our named executive officers for the year ended December 31, 2017, we have included information regarding Mr. Hahn’s compensation in this section where it may be material to an understanding of our executive compensation program.

2017 summary compensation table

The following table sets forth information regarding compensation earned by our named executive officers during the year ended December 31, 2017. Each of Mr. Sapir, Mr. Blankenship and Dr. Allen commenced service with us in 2017.

Name and principal position	Year	Salary ($)	Option awards ($)(1)	All other compensation ($)(2)	Total ($)(3)
Alex Sapir President and Chief Executive Officer	2017	400,077	5,414,664	2,002	5,816,743
Douglas Blankenship(4) Former Chief Financial Officer	2017	208,526	1,357,551	1,042	1,567,119
Lee F. Allen, M.D., Ph.D. Chief Medical Officer	2017	285,221	1,497,983	5,334	1,788,538

(1)               In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2017 computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 6 to our audited financial statements included elsewhere in this report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)               These amounts reflect our contributions to the 401(k) plan for each named executive officer.

(3)               Our board of directors has not yet determined the bonus amounts payable to our named executive officers for performance during the year ended December 31, 2017. Our board of directors expects to make this determination in the first quarter of 2018.

(4)               On January 29, 2018, Mr. Blankenship resigned as our Chief Financial Officer, with his separation effective as of February 8, 2018.

Outstanding equity awards at December 31, 2017

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of December 31, 2017.

					Stock awards
		Option awards(1)			Number of		Market value
Name	Grant date	Number of securities underlying unexercised options exercisable(#)(2)	Option exercise price ($)(3)	Option expiration date	shares or units of stock that have not vested (#)		of shares or units of stock that have not vested ($)
Alex Sapir	3/28/2017	887,291	3.73	3/27/2027	26,809	(4)	772,099
Douglas Blankenship	3/28/2017	228,525	3.73	3/27/2027
Lee F. Allen, M.D., Ph.D.	4/14/2017	251,466	3.73	4/13/2027

(1)               All of the option awards were granted under the 2017 Plan, the terms of which plan are described below under “—Equity benefit plans.”

(2)               Unless otherwise noted, all options granted provide for the following vesting schedule: 25% of the shares subject to the option vest on the first anniversary of the executive’s commencement of employment and the remaining shares vest in 36 equal monthly installments thereafter, subject to the executive’s continued service and subject to full acceleration in the event of a sale event, as defined in the executive’s employment agreement, during such continued service. All of the shares subject to the option awards are early exercisable.

(3)               All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors.

(4)               Consists of 26,809 shares that were subject to a stock option that Mr. Sapir early exercised on December 22, 2017. These shares vested on January 3, 2018.

Annual base salary

We have entered into employment agreements with each of our named executive officers that establish annual base salaries, which are generally determined, approved and reviewed periodically by our compensation committee in order to compensate our named executive officers for the satisfactory performance of duties to the company. The following table presents the annual base salaries for each of our named executive officers for 2017, as further described under “—Employment agreements” below.

Name	2017 Base salary ($)
Alex Sapir	400,000
Douglas Blankenship	250,000
Lee F. Allen, M.D., Ph.D.	400,000

Annual bonus

Each of our named executive officers is eligible to earn an annual bonus based upon our board of directors’ assessment of such executive’s performance and our attainment of targeted goals as set by the board of directors in their sole discretion. The annual bonus amounts to be awarded for 2017 have not yet been determined. For additional information, please see “—Employment agreements” below.

Equity-based awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. Our compensation committee generally is responsible for approving equity grants. The options granted to Mr. Sapir and Mr. Blankenship in 2017 were approved by the non-employee director committee of our board of directors. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to the closing of our IPO, we granted all equity awards pursuant to our 2017 Plan, and following the closing of our initial public offering, we grant all equity awards pursuant to our IPO Plan.

In March 2017, our non-employee director committee awarded (i) Mr. Sapir an option to purchase 914,100 shares of our common stock at an exercise price of $3.73 (post-split) and (ii) Mr. Blankenship an option to purchase 228,525 shares of our common stock at an exercise price of $3.73 (post-split). In April 2017, our compensation committee awarded Dr. Allen an option to purchase 251,466 shares of our common stock at an exercise price of $3.73. For additional information, please see “—Outstanding equity awards at December 31, 2017” above.

Employment agreements

We have entered into employment agreements with each of our named executive officers. The key terms of the agreements with are described below. For a discussion of the severance pay and other benefits provided in connection with a termination of employment of our named executive officers, please see “—Payments upon termination or change in control” below.

Mr. Sapir

We entered into an employment agreement with Mr. Sapir, our President and Chief Executive Officer, in January 2017. Pursuant to the terms of his employment agreement, Mr. Sapir’s employment is at will and may be terminated at any time by us or Mr. Sapir. Under the terms of the agreement, Mr. Sapir is entitled to receive an annual base salary of $400,000 and an annual bonus of up to 45% of his annual base salary based upon our board of directors’ assessment of Mr. Sapir’s performance and our attainment of targeted goals as set by the board of directors in their sole discretion. In accordance with the agreement, Mr. Sapir was also awarded an option to purchase 914,100 shares of our common stock on March 28, 2017 under our 2017 Plan. 25% of the shares subject to the option vest on January 3, 2018 (the first anniversary of Mr. Sapir’s commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Mr. Sapir’s continued service and subject to full acceleration in the event of a sale event, as defined in Mr. Sapir’s agreement, during such continued service. The option is early exercisable pursuant to its terms. Pursuant to his agreement, Mr. Sapir also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Mr. Blankenship

We entered into an employment agreement with Mr. Blankenship, our former Chief Financial Officer, in March 2017. Pursuant to the terms of his employment agreement, Mr. Blankenship’s employment was at will and could be terminated at any time by us or Mr. Blankenship. Under the terms of the agreement, Mr. Blankenship was entitled to receive an annual base salary of $250,000 and an annual bonus of up to 40% of his annual base salary based upon our board of directors’ assessment of Mr. Blankenship’s performance and our attainment of targeted goals as set by the board of directors in their sole discretion. In accordance with the agreement, Mr. Blankenship was also awarded an option to purchase 228,525 shares of our common stock on March 28, 2017 under our 2017 Plan. 25% of the shares subject to the option vest on March 1, 2018 (the first anniversary of Mr. Blankenship’s commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Mr. Blankenship’s continued service and subject to full acceleration in the event of a sale event, as defined in Mr. Blankenship’s agreement, during such continued service. The option is early exercisable pursuant to its terms. Pursuant to his agreement, Mr. Blankenship also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us. On January 29, 2018, Mr. Blankenship resigned as Chief Financial Officer, with his separation effective as of February 8, 2018.

Dr. Allen

We entered into an employment agreement with Dr. Allen, our Chief Medical Officer, in April 2017. Pursuant to the terms of his employment agreement, Dr. Allen’s employment is at will and may be terminated at any time by us or Dr. Allen. Under the terms of the agreement, Dr. Allen is entitled to receive an annual base salary of $400,000 and an annual bonus of up to 40% of his annual base salary based upon our board of directors’ assessment of Dr. Allen’s performance and our attainment of targeted goals as set by the board of directors in their sole discretion. In accordance with the agreement, Dr. Allen was also awarded an option to purchase 251,466 shares of our common stock on April 14, 2017 under our 2017 Plan. 25% of the shares subject to the option vest on April 14, 2018 (the first anniversary of Dr. Allen’s commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Dr. Allen’s continued service and subject to full acceleration in the event of a sale event, as defined in Dr. Allen’s agreement, during such continued service. The option is early exercisable pursuant to its terms. Pursuant to his agreement, Dr. Allen also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Mr. Hahn

We entered into an employment agreement with Mr. Hahn, our Chief Financial Officer, in January 2018. Pursuant to the terms of his employment agreement, Mr. Hahn’s employment is at will and may be terminated at any time by us or Mr. Hahn. Under the terms of the agreement, Mr. Hahn is entitled to receive an annual base salary of $390,000 and an annual bonus of up to 40% of his annual base salary based upon our board of directors’ assessment of Mr. Hahn’s performance and our attainment of targeted goals as set by the board of directors in their sole discretion. In accordance with the agreement, Mr. Hahn was also awarded an option to purchase 175,000 shares of common stock on January 31, 2018 under our IPO Plan. 25% of the shares subject to the option vest on January 31, 2019 (the first anniversary of Mr. Hahn’s commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Mr. Hahn’s continued service and subject to full acceleration in the event of a sale event, as defined in Mr. Hahn’s agreement, during such continued service. The option is early exercisable pursuant to its terms. Pursuant to his agreement, Mr. Hahn also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Payments upon termination or change in control

The definitions of “cause,” “good reason” and “sale event” referenced below are defined in the individual employment agreements with each of the named executive officers.

Mr. Sapir

Pursuant to his employment agreement, Mr. Sapir is entitled to severance benefits if, after January 3, 2018, his employment is terminated without cause or if he resigns for good reason, subject to his execution of a release. If after January 3, 2018 but on or before January 3, 2019, Mr. Sapir is terminated without cause or resigns for good reason, he is eligible to receive six months of continued base salary and premiums for continued health coverage. If after January 3, 2019, Mr. Sapir is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage. If Mr. Sapir is employed by us as of the closing of a sale event, then all remaining shares of common stock underlying his outstanding options will vest.

Mr. Blankenship

Pursuant to his employment agreement, Mr. Blankenship was entitled to severance benefits if, after March 1, 2018, his employment was terminated without cause or if he resigned for good reason, subject to his execution of a release. On January 29, 2018, Mr. Blankenship resigned as our Chief Financial Officer. We have not yet determined the terms of severance payments, if any, to Mr. Blankenship.

Dr. Allen

Pursuant to his employment agreement, Dr. Allen is entitled to severance benefits if, after April 14, 2018, his employment is terminated without cause or if he resigns for good reason, subject to his execution of a release. If after April 14, 2018 but on or before April 14, 2019, Dr. Allen is terminated without cause or resigns for good reason, he is eligible to receive six months of continued base salary and premiums for continued health coverage. If after April 14, 2019, Dr. Allen is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage. If Dr. Allen is employed by us as of the closing of a sale event, then all remaining shares of common stock underlying his outstanding options will vest.

Mr. Hahn

Pursuant to his employment agreement, Mr. Hahn is entitled to severance benefits if, after January 31, 2019, his employment is terminated without cause or if he resigns for good reason, subject to his execution of a release. If after January 31, 2019 but on or before January 31, 2020, Mr. Hahn is terminated without cause or resigns for good reason, he is eligible to receive six months of continued base salary and premiums for continued health coverage. If after January 31, 2020, Mr. Hahn is terminated without cause or resigns for good reason, he is eligible to receive 12 months of continued base salary and premiums for continued health coverage. If Mr. Hahn is employed by us as of the closing of a sale event, as defined in Mr. Hahn’s employment agreement, then all remaining shares of common stock underlying his outstanding options will vest.

Perquisites, health, welfare and retirement benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the life, disability, accidental death and dismemberment insurance for all of our employees, including our named executive officers. In addition, we provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “—401(k) plan.” We do not provide perquisites or personal benefits to our named executive officers.

401(k) plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees under the PBM Capital Group plan. Our named executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan provides that each participant may contribute on a pre-tax 100% of his or her eligible compensation or the statutory limit, which is $18,500 for calendar year 2018. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2018 may be up to an additional $6,000 above the statutory limit. We provide an automatic matching contribution of $0.50 per $1.00 of employee contribution in to the plan up to a maximum of 4% of employee deferral.

Nonqualified deferred compensation

None of our named executive officers participates in or has account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our board of directors may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Equity benefit plans

Amended and Restated 2017 Equity Incentive Plan

In June 2017, our board of directors adopted the Amended and Restated 2017 Equity Incentive Plan, or the IPO Plan, which was also approved by our stockholders in June 2017. The IPO Plan became effective in connection with the pricing of our IPO and amended and restated the 2017 Equity Incentive Plan, or the 2017 Plan. No further awards will be granted under the 2017 Plan.

Awards

Our IPO Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Code, to our employees and our affiliates’ employees, and for the grant of nonstatutory options, or NSOs, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of stock awards, which we refer to collectively as stock awards, to our employees, including officers, consultants and directors. Our IPO Plan also provides for the grant of performance-based cash awards to our employees, including officers, consultants and directors.

Share reserve

The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the IPO Plan is 5,312,420 shares, which is the sum of (1) 2,000,000 new shares, plus (2) the number of shares reserved for issuance under our 2017 Plan at the time our IPO Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to our 2017 Plan (such as upon the expiration or termination of a stock award prior to exercise) and plus (4) 1,027,170 additional shares of our common stock reserved for future issuance under our equity incentive plans on January 1, 2018 as a result of an automatic annual increase in the share reserve. Additionally, the number of shares of our common stock reserved for issuance under our IPO Plan automatically increases on January 1 of each year, continuing through and including January 1, 2027, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under our IPO Plan is 8,570,500 shares.

Shares subject to stock awards granted under the IPO Plan will not reduce the number of shares of common stock available for issuance under the IPO Plan if they (i) expire or otherwise terminate without all of the shares covered by such stock award having been issued or (ii) are settled in cash. Additionally, if any shares of common stock issued pursuant to stock awards under the IPO Plan are repurchased or reacquired by us or forfeited back to us for any reason, including a failure to vest, then the repurchased, reacquired or forfeited shares will revert to and again become available for issuance under the IPO Plan. Any shares that we reacquire as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award will again become available for issuance under the IPO Plan.

No person may be granted stock awards covering more than 2,000,000 shares of our common stock under our IPO Plan during any calendar year pursuant to stock options, stock appreciation rights and other stock awards whose value is determined by reference to an increase over an exercise or strike price of at least 100% of the fair market value on the date the stock award is granted. Additionally, no person may be granted in a calendar year a performance stock award covering more than 2,000,000 shares or a performance cash award having a maximum value in excess of $2,000,000. Such limitations were designed to help assure that any deductions to which we would otherwise be entitled with respect to such awards will not be subject to the $1,000,000 limitation on the income tax deductibility of compensation paid to any covered executive officer imposed by Section 162(m) of the Code. The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered employees in excess of $1,000,000 will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. Despite the compensation committee’s efforts to structure compensation in a manner intended to be exempt from Section 162(m) and therefore not subject to its deduction limits, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, including the uncertain scope of the transition relief under the legislation repealing Section 162(m)’s performance-based compensation exemption from the deduction limit, no assurance can be given that compensation provided under the IPO Plan that was intended to satisfy the requirements for exemption from Section 162(m) in fact will. Additionally, the compensation committee reserves the right to modify compensation that was initially intended to be exempt from Section 162(m) if it determines that such modifications are consistent with our business needs.

In addition, the maximum number of shares of our common stock subject to stock awards granted under the IPO Plan or otherwise during any one calendar year to any non-employee director, taken together with any cash fees paid by us to such non-employee director during such calendar year for service on our board of directors, will not exceed $600,000 in total value, or, with respect to the calendar year in which a non-employee director is first appointed or elected to our board of directors, $1,100,000.

As of December 31, 2017, 2,128,641 options have been granted under the IPO Plan. As of December 31, 2017, 2,156,609 shares remained available for future issuance pursuant to the grant of options or other stock awards under the IPO Plan.

Administration

Our board of directors, or a duly authorized committee thereof, has the authority to administer the IPO Plan. Our board of directors has delegated its authority to administer the IPO Plan to our compensation committee under the terms of the compensation committee’s charter. Subject to the terms of the IPO Plan, the administrator has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares of common stock subject to each stock award, the fair market value of a share of common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the IPO Plan.

The administrator has the power to modify outstanding awards under our IPO Plan. Subject to the terms of the IPO Plan, the administrator has the authority to reprice any outstanding stock award, cancel any outstanding stock award and grant in substitution a new stock award, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock options

ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the IPO Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the IPO Plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the IPO Plan, up to a maximum of 10 years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, and (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or (subject to the approval of our board of directors or an authorized officer) pursuant to a domestic relations order. Subject to the approval of our board of directors or an authorized officer, the optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.

Tax limitations on incentive stock options

The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the option is not exercisable after the expiration of five years from the date of grant.

Restricted stock awards

Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash, check, bank draft or money order, (2) services rendered to us or our affiliates, or (3) any other form of legal consideration acceptable to the plan administrator. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the plan administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock that has not vested will be forfeited or repurchased by us upon the participant’s cessation of continuous service for any reason.

Restricted stock unit awards

Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration acceptable to the plan administrator. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock appreciation rights

Stock appreciation rights are granted pursuant to stock appreciation grant agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (1) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the IPO Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.

The plan administrator determines the term of stock appreciation rights granted under the IPO Plan, up to a maximum of 10 years. Unless the terms of a participant’s stock appreciation right agreement provides otherwise, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. The stock appreciation right term may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance awards

The IPO Plan permits the grant of performance-based stock and cash awards that when the IPO Plan was adopted were intended to qualify as performance-based compensation that is not subject to the $1,000,000 limitation on the income tax deductibility of compensation paid to a covered executive officer imposed by Section 162(m) of the Code. As described above, the exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered employees in excess of $1,000,000 will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. Accordingly, it is uncertain whether or not performance-based stock and cash awards granted under the IPO Plan will be deductible by us.

Under the IPO Plan, the performance goals that may be selected include one or more of the following: (i) earnings (including earnings per share and net earnings); (ii) earnings before interest, taxes and depreciation; (iii) earnings before interest, taxes, depreciation and amortization; (iv) earnings before interest, taxes, depreciation, amortization and legal settlements; (v) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (vi) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (vii) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (viii) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation, other non-cash expenses and changes in deferred revenue; (ix) total stockholder return; (x) return on equity or average stockholder’s equity; (xi) return on assets, investment, or capital employed; (xii) stock price; (xiii) margin (including gross margin); (xiv) income (before or after taxes); (xv) operating income; (xvi) operating income after taxes; (xvii) pre-tax profit; (xviii) operating cash flow; (xix) sales or revenue targets; (xx) increases in revenue or product revenue; (xxi) expenses and cost reduction goals; (xxii) improvement in or attainment of working capital levels; (xxiii) economic value added (or an equivalent metric); (xxiv) market share; (xxv) cash flow; (xxvi) cash flow per share; (xxvii) cash balance; (xxviii) cash burn; (xxix) cash collections; (xxx) share price performance; (xxxi) debt reduction; (xxxii) implementation or completion of projects or processes (including, without limitation, discovery of a pre-clinical drug candidate, recommendation of a drug candidate to enter a clinical trial, clinical trial initiation, clinical trial enrollment and dates, clinical trial results, regulatory filing submissions (such as IND, BLA and NDA), regulatory filing acceptances, regulatory or advisory committee interactions, regulatory approvals, and product supply); (xxxiii) stockholders’ equity; (xxxiv) capital expenditures; (xxxv) financings; (xxxvi) operating profit or net operating profit; (xxxvii) workforce diversity; (xxxviii) growth of net income or operating income; (xxxix) employee retention; (xl) initiation of studies by specific dates; (xli) budget management; (xlii) submission to, or approval by, a regulatory body (including, but not limited to the FDA) of an applicable filing or a product; (xliii) regulatory milestones; (xliv) progress of internal research or development programs; (xlv) progress of partnered programs; (xlvi) partner satisfaction; (xlvii) timely completion of clinical trials; (xlviii) milestones related to research development (including, but not limited to, preclinical and clinical studies), product development and manufacturing; (xlix) expansion of sales in additional geographies or markets; (l) research progress, including the development of programs; (li) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property; (lii) filing of patent applications and granting of patents; and (liii) to the extent that an award is not intended to comply with the requirements for an exemption from the deduction limitations of Section 162(m) of the Code, other measures of performance selected by our board of directors.

The performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, we will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (9) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles; and (12) to exclude the effects of the timing of acceptance for review and/or approval of submissions to the FDA or any other regulatory body. In addition, we retain the discretion to reduce or eliminate the compensation or economic benefit due upon attainment of the goals. The performance goals may differ from participant to participant and from award to award.

Other stock awards

The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Changes to capital structure

In the event there is a specified type of change in our capital structure, such as a split, reverse split or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under our IPO Plan, (2) the class and maximum number of shares by which the share reserve may increase automatically each year, (3) the class and maximum number of shares that may be issued upon the exercise of ISOs, (4) the class and maximum number of shares subject to stock awards that can be granted to any person in a calendar year (as established under the IPO Plan as intended to qualify for an exemption from the Section 162(m) of the Code deduction limitations) and (5) the class and number of shares and exercise price, strike price or purchase price, if applicable, subject to outstanding stock awards.

Corporate transactions

The IPO Plan provides that in the event of a specified corporate transaction (or a change in control, as described below), the administrator has discretion to take any of the following actions with respect to stock awards:

•                       arrange for the assumption, continuation or substitution of a stock award by the surviving or acquiring corporation;

•                       arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring corporation;

•                       accelerate the vesting, in whole or in part, of the stock award and, if applicable, the period during which the stock award may be exercised, to a date prior to the effective time of the transaction and provide for its termination if not exercised (if applicable) at or prior to the effective time of the transaction;

•                       arrange for the lapse, in whole or in part, of any reacquisition or repurchase right held by us with respect to the stock award;

•                       cancel the stock award, to the extent not vested or not exercised prior to the effective time of the transaction, in exchange for such cash consideration, if any, as our board of directors, in its sole discretion, may consider appropriate; or

•                       make a payment, in such form as determined by the administrator, equal to the excess, if any, of the value of the property that would have been received if such award was exercised immediately prior to the effective time of the transaction over any exercise price payable by the holder in connection with such exercise.

The administrator is not obligated to treat all stock awards or portions of stock awards, even those that are of the same type, in the same manner. The administrator may take different actions with respect to the vested and unvested portions of a stock award.

Under the IPO Plan, a corporate transaction is generally defined as the consummation of (1) a sale or other disposition of all or substantially all of our assets; (2) a sale or other disposition of more than 50% of our outstanding securities; (3) a merger, consolidation or similar transaction following which we are not the surviving entity; or (4) a merger, consolidation or similar transaction following which we are the surviving entity but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

Change in control

In addition to the above, the administrator may provide, in an individual award agreement or in any other written agreement between us and the participant, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control. In the absence of such a provision, no such acceleration will automatically occur.

Under the IPO Plan, a change in control is generally defined as (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity (or its parent) in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction; (3) our stockholders or board of directors approves a plan of complete dissolution or liquidation or a complete dissolution or liquidation of the company will otherwise occur, except for a liquidation into a parent entity; (4) a consummated sale, lease, exclusive license or other disposition of all or substantially all of our assets or (5) when a majority of our board of directors becomes comprised of individuals who were not serving on our board of directors on the date of pricing of our IPO, or the incumbent board, or whose nomination, appointment, or election was not approved by a majority of the incumbent board then still in office.

Plan amendment or termination

Our board of directors has the authority to amend, suspend, or terminate the IPO Plan, provided that such action does not impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the earlier of (i) the date our board of directors adopted the IPO Plan or (ii) the date our stockholders approved the IPO Plan.

2017 Equity Incentive Plan

In March 2017, our board of directors adopted our 2017 Equity Incentive Plan, or the 2017 Plan, which was approved by our stockholders in April 2017. As of December 31, 2017, there were outstanding stock options covering 1,698,932 shares of our common stock outstanding under our 2017 Plan, and there were no additional shares available for grant under the 2017 Plan.

No further stock awards may be granted under the 2017 Plan, and all awards granted under the 2017 Plan that are repurchased, forfeited, expired or cancelled will become available for grant under the IPO Plan in accordance with its terms.

Stock awards

Our 2017 Plan provided for the grant of ISOs to our employees and our affiliates’ employees, and for the grant of NSOs, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of stock awards to our employees, including officers, consultants and directors.

Administration

Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2017 Plan. Our board of directors will initially delegate its authority to administer the 2017 Plan to our compensation committee under the terms of the compensation committee’s charter of the stock award and the terms and conditions of the award agreements for use under the 2017 Plan.

The administrator has the power to modify outstanding awards under our 2017 Plan. Subject to the terms of the 2017 Plan, the administrator has the authority to reprice any outstanding stock award, cancel any outstanding stock award and grant in substitution a new stock award (under another plan), cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock options

ISOs and NSOs were granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determined the exercise price for a stock option, within the terms and conditions of the 2017 Plan, provided that the exercise price of a stock option generally could not be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2017 Plan vest at the rate specified by the plan administrator.

The plan administrator determined the term of stock options granted under the 2017 Plan, up to a maximum of 10 years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, and (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or (subject to the approval of our board of directors or an authorized officer) pursuant to a domestic relations order. Subject to the approval of our board of directors or an authorized officer, the optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.

Tax limitations on incentive stock options

The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the option is not exercisable after the expiration of five years from the date of grant.

Changes to capital structure

In the event there is a specified type of change in our capital structure, such as a split, reverse split or recapitalization, appropriate adjustments will be made to the class and number of shares and exercise price, strike price or purchase price, if applicable, subject to outstanding stock awards.

Corporate transactions

The 2017 Plan provides that in the event of a specified corporate transaction or a change in control (as described below), the administrator has discretion to take any of the following actions with respect to stock awards:

•             arrange for the assumption, continuation or substitution of a stock award by the surviving or acquiring corporation;

•             arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring corporation;

•             accelerate the vesting, in whole or in part, of the stock award and, if applicable, the period during which the stock award may be exercised, to a date prior to the effective time of the transaction and provide for its termination if not exercised (if applicable) at or prior to the effective time of the transaction;

•             arrange for the lapse, in whole or in part, of any reacquisition or repurchase right held by us with respect to the stock award;

•             cancel the stock award, to the extent not vested or not exercised prior to the effective time of the corporate transaction, in exchange for such cash consideration, if any, as our board of directors, in its sole discretion, may consider appropriate; or

•             make a payment, in such form as determined by the administrator, equal to the excess, if any, of the value of the property that would have been received if such award was exercised immediately prior to the effective time of the corporate transaction over any exercise price payable by the holder in connection with such exercise.

The administrator is not obligated to treat all stock awards or portions of stock awards, even those that are of the same type, in the same manner. The administrator may take different actions with respect to the vested and unvested portions of a stock award.

Under the 2017 Plan, a corporate transaction is generally defined as the consummation of (1) a sale or other disposition of all or substantially all of our assets; (2) a sale or other disposition of more than 50% of our outstanding securities; (3) a merger, consolidation or similar transaction following which we are not the surviving entity; or (4) a merger, consolidation or similar transaction following which we are the surviving entity but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

Change in control

In addition to the above, the administrator may provide, in an individual award agreement or in any other written agreement between us and the participant, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control. In the absence of such a provision, no such acceleration will automatically occur.

Under the 2017 Plan, a change in control is generally defined as (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity (or its parent) in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction; (3) our stockholders or board of directors approves a plan of complete dissolution or liquidation or a complete dissolution or liquidation of the company will otherwise occur, except for a liquidation into a parent entity; or (4) a consummated sale, lease, exclusive license or other disposition of all or substantially all of our assets.

Plan amendment or termination

Our board of directors has the authority to amend the 2017 Plan, provided that such action does not impair the existing rights of any participant without such participant’s written consent. The 2017 Plan was previously effectively terminated in connection with the effectiveness of our IPO Plan.

Non-employee director compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2017 to each of our non-employee directors:

Name(1)	Fees earned or paid in cash ($)	Option awards ($)(2)	Total ($)
Steven M. Goldman	26,250	175,415	201,665
Roger A. Jeffs, Ph.D.	26,250	175,415	201,665
Paul B. Manning	—	—	—
Alfred J. Novak	26,250	175,415	201,665
Sean Stalfort	—	—	—

(1)                     Mr. Sapir did not earn compensation during 2017 for his services on our board of directors. Mr. Sapir’s compensation is fully reflected in the “2017 Summary compensation table” above.

(2)                     The amounts reported do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted to our non-employee directors during the fiscal year ended December 31, 2017, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 6 to our audited financial statements included in this report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our non-employee directors who have received options will only realize compensation with regard to these options to the extent the trading price of our common stock is greater than the exercise price of such options.

As of December 31, 2017, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Mr. Goldman, 33,000; Dr. Jeffs, 33,000 and Mr. Novak, 33,000. None of our other non-employee directors held options to purchase shares of our common stock as of December 31, 2017. None of our non-employee directors held stock awards as of December 31, 2017.

Prior to the effective date of our IPO in 2017, we granted options to purchase 33,000 shares of our common stock under the 2017 Plan to each of Mr. Goldman, Dr. Jeffs and Mr. Novak in connection with the appointment of each to our board of directors. One-third of the shares subject to each option vest on May 25, 2018 (the first anniversary of the vesting commencement date) and the remaining shares vest in 24 equal monthly installments thereafter, subject to the holder’s continuous service as of each such date and subject to full acceleration in the event of a change in control, as defined in the 2017 Plan, during such continuous service. The options have a post-termination exercise period of twelve months upon termination of the holder’s continuous service with us for any reason other than cause, disability or death.

We have reimbursed and will continue to reimburse all of our non-employee directors for their actual out-of-pocket costs and expenses incurred in connection with attending board meetings.

Non-employee director compensation policy

Our board of directors adopted a non-employee director compensation policy that became effective in June 2017 in connection with our IPO. Pursuant to our compensation policy, each of our directors who is not an employee of our company or affiliated with an entity that beneficially owns 5% or more of our outstanding shares of common stock is eligible to receive compensation for service on our board of directors and committees of our board of directors.

Under our compensation policy, each eligible director will receive an annual cash retainer of $30,000 for serving on our board of directors. The chairperson of each of the audit, compensation and nominating and corporate governance committees of our board of directors will be entitled an additional annual cash retainer of $5,000. All annual cash compensation amounts will be payable in equal quarterly installments in advance within the first 30 days of each quarter in which the service will occur.

In addition, each new eligible director who joins our board of directors will be granted a nonstatutory stock option to purchase 33,000 shares of common stock under our IPO Plan, with one-third of the shares vesting on the first anniversary of the date of grant and the remaining shares vesting in 24 equal monthly installments thereafter, subject to continued service as a director through the applicable vesting date.

On the date of each annual meeting of our stockholders, each eligible director who continues to serve as a director of our company following the meeting will be granted a nonstatutory stock option to purchase 16,500 shares of our common stock under our IPO Plan, vesting monthly over one year from the grant date and in any event will be fully vested on the date of the next annual meeting of our stockholders, subject to continued service as a director though the applicable vesting date.

The exercise price per share of each stock option granted under the non-employee director compensation policy will be equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the eligible director’s continuous service with us (provided that upon a termination of service other than for death, disability or cause, the post-termination exercise period will be 12 months from the date of termination), and will vest in full upon a change in control transaction.

Compensation committee

We have a separately designated standing compensation committee. The compensation committee is composed of three directors: Roger A. Jeffs, Steven M. Goldman and Paul B. Manning. Dr. Jeffs serves as the chairman of the committee.

Dr. Jeffs and Mr. Goldman are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act and are “outside directors,” as defined pursuant to Section 162(m) of the Code. Our board of directors has determined that Dr. Jeffs and Mr. Goldman are “independent” as defined under the applicable listing standards of NASDAQ, including the standards specific to members of a compensation committee. We are permitted to phase in our compliance with the independent compensation committee requirements set forth by the NASDAQ listing standards as follows: (1) one independent member at the time of listing, (2) a majority of independent members within 90 days of listing and (3) all independent members within one year of listing. Within one year of our listing on the NASDAQ Global Market, we expect that Mr. Manning will have resigned from our compensation committee and that any new directors added to the compensation committee will be independent under NASDAQ listing rules, a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and an “outside director,” as defined pursuant to Section 162(m) of the Code.

We believe that the composition and functioning of our compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and NASDAQ rules and regulations. We intend to continue to evaluate the requirements applicable to us and we intend to comply with the future requirements to the extent that they become applicable to our compensation committee.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our capital stock as of December 31, 2017 by:

•             each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•             each of our directors;

•             each of our named executive officers; and

•             all of our current executive officers and directors as a group.

The percentage ownership information shown is based upon 25,679,266 shares of common stock outstanding as of December 31, 2017. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are exercisable on or before March 1, 2018, which is 60 days after December 31, 2017. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Except as otherwise noted below, the address for persons listed in the table is c/o Dova Pharmaceuticals, Inc., 240 Leigh Farm Road, Suite 245, Durham, NC 27707.

Name and address of beneficial owner	Percentage of shares beneficially owned	Percentage of shares beneficially owned

Greater than 5% stockholders
Paul B. Manning and related entities(1)	14,124,049	55.0%
Perceptive Life Sciences Master Fund, Ltd.(2)	1,754,015	6.8
Directors and named executive officers
Alex Sapir(3)	934,200	3.5
Doug Blankenship(4)	228,525	*
Lee F. Allen, M.D., Ph.D.(5)	254,966	*
Steven M. Goldman(6)	130,169	*
Roger A. Jeffs(7)	64,400	*
Paul B. Manning(1)	14,124,049	55.0
Alfred J. Novak(8)	33,000	*
Sean Stalfort(9)	604,665	2.4
All executive officers and directors as a group (9 persons)	16,520,424	60.5

*              Represents beneficial ownership of less than 1%.

(1)                                 Consists of (a) 12,390,823 shares of common stock held by Paul B. Manning and (b) 1,733,226 shares of common stock held by BKB Growth Investments, LLC, or BKB. Mr. Manning is a co-manager of BKB and has sole voting and investment power with respect to the shares held by BKB. The business address for Mr. Manning and BKB is 200 Garrett Street, Suite S, Charlottesville, VA 22902.

(2)                                 This information has been obtained from a Schedule 13F filed on November 14, 2017 by entities and individuals associated with Perceptive Life Sciences Master Fund, Ltd. Shares beneficially owned consist of

1,754,015 shares of common stock directly held by Perceptive Life Sciences Master Fund, Ltd. Perceptive Advisors LLC serves as the investment manager to Perceptive Life Sciences Master Fund, Ltd. and may be deemed to beneficially own such shares. Joseph Edelman is the managing member of Perceptive Advisors LLC and may be deemed to beneficially own such shares. The principal business address of these persons and entities is 51 Astor Place, 10th Floor, New York, NY 10003.

(3)                                 Consists of 46,909 shares of common stock, 201,716 shares underlying options that are exercisable and vested within 60 days of December 31, 2017 and 685,575 shares that may be acquired pursuant to early exercise features of unvested options. Any shares issued upon the exercise of unvested options are subject to a repurchase right in favor of us if Mr. Sapir does not satisfy the option’s vesting requirements. In any event, shares acquired upon an early exercise may not be disposed of until the vesting period has been satisfied.

(4)                                 Consists of 228,525 shares that may be acquired pursuant to early exercise features of options that vest in accordance with their terms. Any shares issued upon the exercise of unvested options are subject to a repurchase right in favor of us if Mr. Blankenship does not satisfy the option’s vesting requirements. In any event, shares acquired upon an early exercise may not be disposed of until the vesting period has been satisfied. On January 29, 2018, Mr. Blankenship resigned as our Chief Financial Officer, with his separation effective as of February 8, 2018.

(5)                                 Consists of 3,500 shares of common stock and 251,466 shares that may be acquired pursuant to early exercise features of options that vest in accordance with their terms. Any shares issued upon the exercise of unvested options are subject to a repurchase right in favor of us if Dr. Allen does not satisfy the option’s vesting requirements. In any event, shares acquired upon an early exercise may not be disposed of until the vesting period has been satisfied.

(6)                                 Consists of (a) 92,169 shares of common stock held by Steven M. Goldman directly, (b) 5,000 shares held by the Steven M. Goldman Family LLC and (c) 33,000 shares that may be acquired pursuant to early exercise features of options that vest in accordance with their terms. Any shares issued upon the exercise of unvested options are subject to a repurchase right in favor of us if Mr. Goldman does not satisfy the option’s vesting requirements. In any event, shares acquired upon an early exercise may not be disposed of until the vesting period has been satisfied. Mr. Goldman is the managing member of the Steven M. Goldman Family LLC and may be deemed to have voting and investment power with respect to the shares held by the Steven M. Goldman Family LLC.

(7)                                 Consists of 31,400 shares of common stock and 33,000 shares that may be acquired pursuant to early exercise features of options that vest in accordance with their terms. Any shares issued upon the exercise of unvested options are subject to a repurchase right in favor of us if Dr. Jeffs does not satisfy the option’s vesting requirements. In any event, shares acquired upon an early exercise may not be disposed of until the vesting period has been satisfied.

(8)                                 Consists of 33,000 shares that may be acquired pursuant to early exercise features of options that vest in accordance with their terms. Any shares issued upon the exercise of unvested options are subject to a repurchase right in favor of us if Mr. Novak does not satisfy the option’s vesting requirements. In any event, shares acquired upon an early exercise may not be disposed of until the vesting period has been satisfied.

(9)                                 Consists of 604,665 shares of common stock.

Equity Compensation Plan Information

The following table provides certain information with respect to our 2017 Plan and our IPO plan, which were our only equity compensation plans in effect as of December 31, 2017.

Name	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,101,832	7.90	2,183,418
Equity compensation plans not approved by security holders	—	—	—
Total	2,101,832		2,183,418

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2017 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. Other than described below, there have not been, nor are there currently any proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which include equity and other compensation, termination, change in control and other arrangements, which are described under “Executive compensation.”

Participation in initial public offering

In our initial public offering, certain of our directors, executive officers and 5% stockholders and their affiliates purchased an aggregate of 841,435 shares of our common stock. Each of those purchases was made through the underwriters at the initial public offering price. The following table sets forth the aggregate number of shares of our common stock that these 5% stockholders and their affiliates purchased in our initial public offering:

Purchaser	Shares of common stock
Perceptive Life Sciences Master Fund, Ltd.	588,235
Entities affiliated with Paul Manning(1)	150,000
Alex Sapir	20,100
Steven M. Goldman	42,000
Roger A. Jeffs	31,400
Lee F. Allen	3,500
Kevin Laliberte	6,200

(1)         Consists of 100,000 shares purchased by Paul B. Manning together with his spouse as Joint Tenants with Right of Survivorship and 50,000 shares purchased by BKB Growth Investments, LLC, of which Mr. Manning is a co-manager.

Services agreements with PBM Capital Group, LLC

In April 2016, we entered into the Dova services agreement with PBM Capital Group, LLC, an affiliate of PBM Capital Investments, LLC, a beneficial owner of more than 5% of our common stock and an entity controlled by Paul B. Manning, one of our directors, to engage PBM Capital Group, LLC for certain scientific and technical, accounting, operations and back office support services. We agreed to pay PBM Capital Group, LLC a flat fee of $25,000 per month for these services. The Dova services agreement had an initial term of 12 months and was extended on April 1, 2017 for an additional one-year term. Pursuant to the Dova services agreement, we paid $0.3 million to PBM Capital Group, LLC during the year ended December 31, 2017.

In April 2016, our wholly-owned subsidiary, AkaRx, Inc., or AkaRx, entered into the AkaRx services agreement with PBM Capital Group, LLC to engage PBM Capital Group, LLC for certain scientific and technical, accounting, operations and back office support services. AkaRx agreed to pay PBM Capital Group, LLC a flat fee of $25,000 per month for these services. The AkaRx services agreement had an initial term of 12 months and was extended on April 1, 2017 for an additional one-year term. Pursuant to the AkaRx services agreement, we paid $0.3 million to PBM Capital Group, LLC during the year ended December 31, 2017.

Guarantee by PBM Capital Investments, LLC

In March 2016, we entered into a transition services agreement with Eisai, or the TSA. In connection with the TSA, AkaRx issued Eisai note, which enables us to finance payments due to Eisai under the TSA. The principal amount of the Eisai note will be increased by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. Principal and interest under the Eisai note can be prepaid at any time without penalty. Payments due pursuant to the Eisai note are currently guaranteed by PBM Capital Investments, LLC.

Investors’ rights agreement

In connection with our Series A preferred stock financing, we entered into an investors’ rights agreement, or the IRA. The IRA contains voting rights, information rights, board observer rights, pro rata participation rights and registration rights, among other things, with certain holders of our capital stock. In addition, the IRA entitles certain holders of our capital stock to designate a director to our board. Pursuant to the terms of the agreement, each of these rights terminated immediately prior to the closing of the IPO, except for the registration rights.

Employment agreements

We have entered into employment-related agreements with our current executive officers, including our named executive officers. For more information regarding these agreements, see “Executive compensation—Employment agreements” and “Executive compensation—Payments upon termination or change in control.”

Indemnification agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Stock option grants to executive officers and directors

We have granted stock options to our named executive officers and directors, as more fully described in the section titled “Executive compensation.”

Policies and procedures for transactions with related persons

In connection with our IPO, we adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, takes into account the relevant available facts and circumstances including, but not limited to:

•             the risks, costs and benefits to us;

•             the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•             the availability of other sources for comparable services or products; and

•             the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Director Independence

Applicable NASDAQ rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees, that neither the director nor any of his family members has engaged in various types of business dealings with us and that the director is not associated with the holders of more than 5% of our common stock. In addition, under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors reviewed the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors has determined that all of our directors, except Mr. Sapir, Mr. Manning and Mr. Stalfort, are “independent directors” as defined under NASDAQ rules. In making such determination, our board of directors considered the relationships that each such non employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non employee director. We are relying on phase in periods under the NASDAQ rules with respect to director independence, which allow us to have less than a majority of independent directors, so long as our board has a majority of independent directors within one year of the date of listing for our IPO. Accordingly, we plan to have a board of directors comprised of a majority of independent directors by June 28, 2018.

There are no family relationships among any of our directors or executive officers.

Item 14.                                                  Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the fiscal year ended December 31, 2017 and for the period from our inception on March 24, 2016 through December 31, 2016 by our principal accountants. All such fees described below were approved by the audit committee.

	Fiscal year ended December 31, 2017	Period from March 24, 2016 through December 31, 2016
Audit fees(1)	$275,000	$35,201
Audit-related fees(2)	284,500	—
Tax fees(3)	6,214	—
Total	$565,714	35,201

(1)              Audit fees consists of fees billed or incurred for professional services rendered in connection with the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in our quarterly reports.

(2)              Audit-related fees includes fees billed or incurred for professional services rendered in connection with our initial public offering.

(3)              Tax fees includes services related to the preparation or review of the U.S. federal, state and local tax returns, and other advisory and professional services.

Our audit committee has adopted a policy and procedures for the pre-approval of audit and, if applicable, non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. On a periodic basis, the independent registered public accounting firm reports to the audit committee on the status of actual costs for approved services against the approved amounts.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)       Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2017 and December 31, 2016

Consolidated Statements of Operations for the year ended December 31, 2017 and the period from March 24, 2016 (Inception) to December 31, 2016

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2017 and the period from March 24, 2016 (Inception) to December 31, 2016

Consolidated Statements of Cash Flows for the year ended December 31, 2017 and the period from March 24, 2016 (Inception) to December 31, 2016

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Dova Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dova Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017 and for the period from March 24, 2016 (inception) to December 31, 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from March 24, 2016 (inception) to December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Richmond, Virginia
February 16, 2018

Dova Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$94,846	$28,709
Prepaid expenses	1,471	37
Total current assets	96,317	28,746
Furniture and equipment, net	62	—
Total assets	$96,379	$28,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,263	$157
Accrued expenses	2,520	7,918
Accrued interest	1,005	151
Due to related party	97	85
Early exercise liability, related party	100	—
Note payable, short-term	30,212	—
Total current liabilities	35,197	8,311

Note payable, long-term	—	13,640
Total liabilities	35,197	21,951

Commitments and contingencies

Stockholders' equity
Series A preferred stock, $0.001 par value; 0 and 1,400,000 shares authorized as of December 31, 2017 and 2016, respectively; 0 and 982,714 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	1
Undesignated preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized as of December 31, 2017 and 2016, respectively; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,652,457 and 17,332,257 shares issued and outstanding as of December 31, 2017 and 2016, respectively	26	17
Additional paid-in capital	118,301	33,967
Accumulated deficit	(57,145)	(27,190)
Total stockholders' equity	61,182	6,795
Total liabilities and stockholders' equity	$96,379	$28,746

The accompanying notes are an integral part of these consolidated financial statements.

Dova Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

		For the period from
		March 24, 2016
	Year ended	(Inception) to
	December 31, 2017	December 31, 2016
Operating expenses:
Research and development	$14,710	$20,842
Research and development - licenses acquired	1,000	5,000
General and administrative	13,499	1,201
Total operating expenses	29,209	27,043
Loss from operations	(29,209)	(27,043)

Other income (expenses)
Other income, net	486	9
Interest expense - related party	(1)	(4)
Interest expense	(1,231)	(152)
Total other expenses, net	(746)	(147)
Net loss	$(29,955)	$(27,190)

Net loss per share, basic and diluted	$(1.40)	$(1.57)

Weighted average common shares outstanding, basic and diluted	21,435,369	17,332,257

The accompanying notes are an integral part of these consolidated financial statements.

Dova Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

	Member units		Series A preferred stock		Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	equity
Balance as of March 24, 2016 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Capital contribution - PBM Capital	52,522	—	—	—	—	—	696	—	696
Capital contribution - PBM Capital
Investments, LLC - payment of AkaRx upfront purchase price	—	—	—	—	—	—	5,000	—	5,000
Conversion from LLC to Corporation	(52,522)	—	—	—	17,332,257	17	(17)	—	—
Issuance of Series A preferred stock for cash, net of cost of $711	—	—	982,714	1	—	—	28,288	—	28,289
Net loss	—	—	—	—	—	—	—	(27,190)	(27,190)
Balance as of December 31, 2016	—	—	982,714	1	17,332,257	17	33,967	(27,190)	6,795
Stock-based compensation			—	—	—	—	5,633	—	5,633
Conversion of preferred stock into common stock			(982,714)	(1)	3,242,950	4	(3)	—	—
Issuance of common stock in connection with IPO, net of offering costs			—	—	5,077,250	5	78,704	—	78,709
Net loss	—		—	—	—	—	—	(29,955)	(29,955)
Balance as of December 31, 2017	—	$—	—	$—	25,652,457	$26	$118,301	$(57,145)	$61,182

The accompanying notes are an integral part of these consolidated financial statements.

Dova Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

		For the period
		from March 24,
	Year ended	2016 (Inception) to
	December 31, 2017	December 31, 2016
Cash flows from operating activities
Net loss	$(29,955)	$(27,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-licenses acquired, expensed	1,000	5,000
Non-cash research and development expenses	10,481	13,640
Stock-based compensation	5,633	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,434)	(37)
Accounts payable	1,106	157
Accrued expenses	1,404	7,209
Accrued interest	854	151
Due to related party	12	83
Net cash used in operating activities	(10,899)	(987)

Cash flows from investing activities
Purchase of fixed assets	(62)	—
Purchase of research and development licenses	(1,000)	—
Net cash used in investing activities	(1,062)	—

Cash flows from financing activities
Proceeds from issuance of Series A preferred stock	—	29,000
Payment of offering cost in connection with issuance of Series A preferred stock	(711)	—
Capital contribution - PBM Capital	—	696
Proceeds from early exercise of stock options, related party	100	—
Proceeds from the issuance of common stock in connection with IPO	86,313	—
Payment of offering cost in connection with issuance of common stock in connection with IPO	(7,604)	—
Net cash provided by financing activities	78,098	29,696

Net increase in cash and cash equivalents	66,137	28,709
Cash and cash equivalents at the beginning of the period	28,709	—
Cash and cash equivalents at the end of the period	$94,846	$28,709

Supplemental disclosure of cash flow information:
Cash paid for interest	$377	$3

Supplemental disclosure of noncash investing and financing activities:
Issuance of Series A preferred stock - unpaid offering cost	$—	$709
Issuance of Series A preferred stock - offering cost paid by PBM Capital	$—	$2
Conversion from LLC to Corporation	$—	$5
Change in note payable	$16,572	$13,640
Capital contribution - PBM Capital Investments, LLC - payment of AkaRx upfront purchase price	$—	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

Dova Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

Dova was founded by PBM Capital Investments, LLC and certain affiliates of PBM Capital Investments, LLC (together, “PBM Capital”).

Dova is a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. The Company’s drug candidate, avatrombopag, recently completed two identically designed pivotal Phase 3 clinical trials that evaluated avatrombopag for the treatment of thrombocytopenia in patients with chronic liver disease scheduled to undergo a procedure.  On September 21, 2017, a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (the “FDA”) for this indication. The NDA was granted priority review by the FDA in November 2017 and the Prescription Drug User Fee Act goal date for an FDA decision is May 21, 2018.

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

The consolidated financial statements of the Company include the results of operations for the year ended December 31, 2017 and the period from Inception through December 31, 2016.

Forward stock split

On June 16, 2017, the Company effected a 3.3-for-one forward stock split of the Company’s common stock. No fractional shares were issued in connection with the stock split. The par value and other terms of the common stock were not affected by the stock split.

All share and per share amounts, including stock options, have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 3.3-for-one forward stock split. Further, exercise prices of stock options have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 3.3-for-one forward stock split. The number of shares of the Company’s preferred stock were not affected by the forward stock split; however, the conversion ratios have been adjusted to reflect the forward stock split.

Liquidity and capital resources

The Company has incurred substantial operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, the Company had an accumulated deficit of $57.1 million.

Since inception, the Company has financed its operations through the issuance of preferred and common stock with net aggregate proceeds of $107.0 million.  As at December 31, 2017, the Company had $94.8 million in cash and cash equivalents and a short-term note due to Eisai of $31.2 million, including accrued interest (see Note 3).  Based on the Company’s forecast of future cash outflows to complete the development of, seek regulatory approvals for and commercialize avatrombopag, the Company does not believe that its current cash on hand will be sufficient  to meet its obligations, including the repayment of the Eisai Note on March 31, 2018, as they become due in the ordinary course of business for a period of 12 months following February 16, 2018 (the date the financial statements were issued).

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing

Dova Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

approval to sell, and then generate significant sales, of its drug candidate that is currently in development. Substantial additional financing will be needed by the Company to fund its operations and to develop and commercialize its drug candidate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Therefore, the Company plans to refinance the Note and will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

Amendment and restatement of certificate of incorporation and bylaws

On July 5, 2017, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended Certificate”) and Amended and Revised Bylaws (“Amended Bylaws”) with the Secretary of State of the State of Delaware in connection with the closing of the Company’s initial public offering (the “IPO”).

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

Note 2—Significant accounting policies

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of preferred and common stock, the valuation of stock options, and the valuation allowance for deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Dova Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Accrued expenses

Accrued expenses primarily consist of Eisai FTE resource fees and out-of-pocket costs due under the TSA and other professional fees. Operating costs accrued for services received but not yet invoiced or paid under the TSA were $1.0 million as of December 31, 2017. Once the expenses under the TSA are approved for application to the Note by Eisai, these accrued expenses will be converted into the Note. The Company’s policy is to record TSA expenses as accrued expenses until converted into the Note.

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

Property and Equipment

Property and equipment, which consists mainly of furniture and computers, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally one to five years, using the straight-line method.

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

The carrying amount of the Company’s financial instruments, including cash and cash equivalents and accounts payable approximate their fair values. As of December 31, 2017 and 2016, the carrying amount of the Note approximates fair value as its interest rate

Dova Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

approximates current market rates that could be obtained by the Company with a similar guarantee by PBM Capital Investments, LLC (Level 2 inputs). No transfer of assets between Level 1 and Level 2 of the fair value hierarchy occurred during the year ended December 31, 2017.

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

Income taxes

On September 15, 2016, Dova converted from an LLC to a C-corporation. Prior to September 15, 2016, Dova Pharmaceuticals, LLC elected to be taxed as a partnership. Therefore, Dova was not subject to income taxes until its conversion to a C-corporation on September 15, 2016. AkaRx was subject to income taxes from April 1, 2016 through December 31, 2016. For the 2016 tax year, Dova and AkaRx did not file consolidated or combined federal and state income tax returns.

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

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period assuming the retrospective conversion of member units described above. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. The computations of diluted net loss per common share for the year ended December 31, 2017 did not include the stock options to purchase 2,128,641 shares of common stock, as the inclusion of these securities would have been antidilutive.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures.

Dova Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

In April 2016, the FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 during the first quarter of 2017 and the Company elected to account for forfeitures as they occur. Other provisions of ASU 2016-09 had no impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard will be effective on January 1, 2018; however, early adoption is permitted.  The Company adopted ASU No. 2017-09 as of January 1, 2018.  The adoption of this update did not impact the Company’s Financial Statements.

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

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Purchase Agreement included a license to avatrombopag, other associated intellectual property, inventory, documentation and records, and related materials. Because avatrombopag had not yet received regulatory approval, the $5.0 million purchase price paid to date for these assets was expensed in the Company’s statement of operations for the period from Inception to December 31, 2016. In addition, the potential milestone payments based on annual net sales are not yet considered probable, and no milestone payments have been accrued at December 31, 2017.

Long-term supply agreement with Eisai

In June 2017, the Company entered into a supply agreement with Eisai, pursuant to which the Company agreed to purchase finished drug product for avatrombopag from Eisai and Eisai agreed to supply finished drug product for avatrombopag. The initial term of the agreement will terminate on the later of March 30, 2021 or the third anniversary of the Company’s first commercial sale of avatrombopag. After the initial term, the supply agreement may be renewed by mutual agreement of the parties. During the initial term, Eisai is the Company’s exclusive supplier of finished drug product, except that the Company has the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on the Company’s forecasted purchases of avatrombopag during the remainder of the initial term. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to the Company under the agreement, the Company may elect to seek alternative supply arrangements so long as such failure remains uncured, subject to certain exceptions. The aggregate payments to Eisai under the supply agreement for finished drug product will be the greater of a fixed payment per tablet and a payment calculated in the mid-single digit percentages of net sales of avatrombopag.

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

Dova Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Eisai note and security agreement

On March 30, 2016, the Company issued the Note to Eisai, which enables the Company to finance payments due to Eisai under the TSA. The principal amount of the Note will be increased by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. As of December 31, 2017, the Company had outstanding borrowings of $30.2 million under the Note, additional TSA expenses of $1.0 million included in accrued expenses and the Company owed Eisai $1.0 million in accrued interest. The Note matures on March 30, 2018 and bears interest at a rate of 5% per annum. Interest is payable annually in arrears to Eisai on March 31, 2017 and 2018. The maturity of the Note may be accelerated by Eisai upon a change of control defined as any investor or group gaining more than 50% of the equity interests of AkaRx. Principal and interest under the Note can be prepaid at any time without penalty. The Note is secured by a blanket security interest on all of the assets of AkaRx, including the worldwide rights to avatrombopag. Payments due to Eisai under the Note are currently guaranteed by PBM Capital Investments, LLC.

License agreement with Astellas Pharma Inc.

The primary intellectual property related to avatrombopag is licensed from Astellas Pharma Inc. (“Astellas”) on an exclusive, worldwide basis under the terms of a license agreement that the Company acquired from Eisai under the Purchase Agreement. Under the terms of the license agreement, the Company is required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the filing of the NDA, the Company became obligated to make a milestone payment of $1.0 million within 30 days, which was expensed and included in Research and development — licenses acquired.  The milestone payment of $1.0 million was made on October 20, 2017. The Company will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. In addition, the Company will be required to pay Astellas tiered royalties ranging from the mid to high single digits on net sales of avatrombopag. No amounts have been accrued for any potential milestone payments as the payments were not deemed probable. Unless earlier terminated, this license agreement with Astellas will expire on a country-by-country and product-by-product basis upon the latest of (i) the expiration of the last-to-expire claim of the licensed patents, (ii) the expiration of any government-granted marketing exclusivity period for avatrombopag, and (iii) 10 years after the last date of launch of avatrombopag to have occurred in any country. Thereafter, the term of the license agreement may be extended for successive one-year terms if the Company notifies Astellas in writing of its desire to extend such term at least three months before it is otherwise set to expire.

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

For the year ended December 31, 2017 and the period from Inception to December 31, 2016, the Company incurred expenses under the SAs of $600,000 and $450,000, respectively, which were included in general and administrative expenses.  No expenses under the SA were incurred prior to April 1, 2016.

As of December 31, 2017 and December 31, 2016, the Company owed PBM Capital Group, LLC and its affiliates approximately $97,000 and $85,000, respectively.

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

Dova Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Prior to the Company’s IPO, pursuant to agreements with the Company’s common stockholders, Paul B. Manning, a director of the Company and the controlling person of PBM Capital Investments, LLC, had sole voting and dispositive power over all outstanding shares of the Company’s common stock.  Mr. Manning relinquished sole voting and dispositive power over the shares of common stock held by certain affiliates of PBM Capital Investments, LLC in connection with the IPO.  After the IPO, Paul Manning beneficially owns a majority of the Company’s common stock.

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

The IPO Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The IPO Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company has initially reserved 4,285,250 shares of common stock for issuance under the IPO Plan, which is the sum of (1) 2,000,000 new shares, plus (2) the number of shares reserved for issuance under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) at the time the IPO Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2017 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the IPO Plan will

Dova Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

automatically increase on January 1 each year, for a period of ten years, from January 1, 2018 through January 1, 2027, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of December 31, 2017, 2,156,609 shares were available for grant under the IPO Plan. As of December 31, 2017, options to purchase 2,128,641 shares of the Company’s common stock were outstanding at a weighted average exercise price of $7.90 per share.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Prior to the IPO, the fair values of the shares of common stock underlying the Company options were estimated on each grant date by the Company. In order to determine the fair value, the Company considered, among other things, contemporaneous valuations of the Company’s common stock and preferred stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an IPO, or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. Since the IPO, the fair value of the common stock underlying the Company’s options has been based upon the closing price of the Company’s common stock on the grant date.

Option awards

The fair value of the Company’s option awards were estimated using the assumptions below:

For the year ended
December 31,
2017
Exercise price	$3.73 - $26.70
Risk-free rate of interest	1.71% - 2.23%
Term (years)	5.2 - 7.1
Expected stock price volatility	87.21% - 89.38%

The following table summarizes the Company’s stock option activity under the 2017 Plan and IPO Plan for the year ended December 31, 2017:

			Weighted average
	Total options	Weighted average	remaining contractual	Aggregate
	outstanding	exercise price	life (in years)	intrinsic value
Outstanding as of December 31, 2016	—	$—	—	$—
Employee options granted	2,128,641	7.90	9.4	44,481,000
Outstanding as of December 31, 2017	2,128,641	$7.90	9.4	$44,481,000
Options vested and exercisable as of December 31, 2017	—	$—	—	$—

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s closing common stock price on December 31, 2017, or $28.80 per share, and the exercise price of the stock options that had strike prices below $28.80 per share. The weighted average grant date fair value per share of options granted during the year ended December 31, 2017 was $8.25.

Stock-based compensation expense has been reported in the Company’s consolidated statements of operations for the year ended December 31, 2017 as follows (in thousands):

Dova Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the year ended
December 31,
2017
General and administrative	$4,386
Research and development	1,247
Total stock-based compensation	$5,633

The Company’s stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the year ended December 31, 2017 have a maximum contractual term of 10 years. As of December 31, 2017, there was approximately $11.9 million of total unrecognized compensation expense, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 1.4 years.

The 2017 Plan allowed the Company to grant to employees the right to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms). In December 2017, Alex Sapir, President and CEO, early exercised a portion of his stock options. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of December 31, 2017, 26,809 unvested shares, were not legally issued and are not considered outstanding for accounting purposes and are therefore excluded from basic and diluted net loss per share until the shares vest. There were no early exercises of stock options as of December 31, 2016.

Note 7—Commitments and contingencies

Office Lease

The Company leases 14,378 square feet of office space in Durham, North Carolina.

The lease agreement requires future rental payments of $0.3 million, $0.3 million and $0.1 million during the years ending December 31, 2018, 2019 and 2020, respectively.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 8—Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the year ended December 31, 2017 and the period from March 24, 2016 (Inception) to December 31, 2016.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

Dova Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

	For the year ended December 31, 2017	For the period from March 24, 2016 (Inception) to December 31, 2016

Statutory federal income tax rate	35%	35%
Federal tax rate change	(22)%	—
Flow-through income not subject to tax	—	(7)%
Incentive stock options	(6)%	—
Other	(1)%	—
Change in valuation allowance	(6)%	(28)%
Income taxes provision (benefit)	—	—

The components of the net deferred tax asset as of December 31, 2017 and 2016 are the following (in thousands):

	As of December 31,
	2017	2016

Deferred tax assets:
Net operating loss carryovers	$10,266	$8,983
Amortization of license	—	333
Charitable Contributions	16	4
Total deferred tax assets	10,282	9,320
Less valuation allowance	(10,282)	(9,320)
Deferred tax asset, net of valuation allowance	$—	$—

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company revalued its net deferred tax asset at the new lower tax rate. The Company has reduced the value of the deferred tax asset before valuation allowance by $6.5 million.

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. Based on this analysis, the Company determined that a valuation allowance of $10.3 million was required as of December 31, 2017, resulting in $0 net deferred tax assets. The Company had recorded a valuation allowance of $9.3 million and $0 net deferred tax assets as of December 31, 2016.

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $46.0 million. The federal and state net operating loss carryforwards generated in the 2016 and 2017 tax years will begin to expire, if not utilized, by 2036. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions. In connection with the Company’s recent IPO, it is possible that the Company has experienced an ownership change limitation. The Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of its control.

At December 31, 2017, the Company did not have any uncertain tax positions.  The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statement of operations.  The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The 2014 and subsequent federal and state tax years for AkaRx remain open for the assessment of income taxes. 2016 was Dova’s initial tax year which remains open for the assessment of income taxes. Due to the Company’s history of losses since inception, the Company believes the probability of an assessment is unlikely.

Note 9—Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to employees under the PBM Capital Group plan. Employee contributions are voluntary and are

Dova Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. We provide an automatic matching contribution of $0.50 per $1.00 of employee contribution in to the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees totaled approximately $19 thousand during the year ended December 31, 2017.  There were no matching contributions to employees for the period from March 24, 2016 (Inception) to December 31, 2016, respectively.

Not1 10 — Selected Quarterly Data (unaudited, in thousands, except share and per share amounts)

	For the period of March 24, 2016 (Inception) to	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating expenses:
Research and development	$150	$6,990	$6,758	$6,944
Research and development - licenses acquired	5,000	—	—	—
General and administrative	12	263	368	558
Total operating expenses	5,162	7,253	7,126	7,502
Loss from operations	(5,162)	(7,253)	(7,126)	(7,502)

Other income (expenses)
Other income (expense), net	—	—	(10)	18
Interest expense - related party	—	(1)	(3)	(1)
Interest expense	—	—	(35)	(115)
Total other expenses, net	—	(1)	(48)	(98)
Net loss	$(5,162)	$(7,254)	$(7,174)	$(7,600)
Net loss per share, basic and diluted	$(0.31)	$(0.42)	$(0.41)	$(0.44)
Weighted average common shares outstanding, basic and diluted	16,500,000	17,332,257	17,332,257	17,332,257

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating expenses:
Research and development	$4,276	$3,293	$4,426	$2,714
Research and development - licenses acquired	—	—	1,000	—
General and administrative	955	1,905	4,185	6,454
Total operating expenses	5,231	5,198	9,611	9,168
Loss from operations	(5,231)	(5,198)	(9,611)	(9,168)

Other income (expenses)
Other income (expense), net	33	(14)	224	243
Interest expense - related party	(226)	—	—	—
Interest expense	—	(295)	(336)	(375)
Total other expenses, net	(193)	(309)	(112)	(132)
Net loss	$(5,424)	$(5,507)	$(9,723)	$(9,300)
Net loss per share, basic and diluted	$(0.31)	$(0.32)	$(0.38)	$(0.36)
Weighted average common shares outstanding, basic and diluted	17,332,257	17,332,257	25,290,709	25,652,457

(a)(3)      Exhibits.

Exhibit No.	Description
2.1*^#

Stock Purchase Agreement by and between Eisai, Inc. and the Company, dated March 29, 2016 (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

3.1*

Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 9, 2017, and incorporated by reference herein.)

3.2*

Amended and Restated Bylaws (previously filed as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 9, 2017, and incorporated by reference herein)

10.1*#

Secured Promissory Note issued by AkaRx, Inc. to Eisai, Inc., dated March 30, 2016 (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.2*

Security Agreement by and between AkaRx, Inc. and Eisai, Inc., dated March 30, 2016 (previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.3*

Guarantee by PBM Capital Investments, LLC in favor of Eisai, Inc., dated March 30, 2016 (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.4*#

License Agreement between Astellas Pharma Inc. and AkaRx, Inc., dated August 15, 2005, as amended (previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.5*#

Transition Services Agreement by and between Eisai, Inc. and AkaRx, Inc., dated March 30, 2016 (previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.6*

Services Agreement between the Company and PBM Capital Group, LLC, dated April 1, 2016 (previously filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.7*

Services Agreement between AkaRx, Inc. and PBM Capital Group, LLC, dated April 1, 2016 (previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.8*

Investors’ Rights Agreement by and among the Company and certain of its stockholders, dated September 19, 2016 (previously filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.9*+

2017 Equity Incentive Plan (previously filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.10*+

Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.11*+

Form of Amended and Restated 2017 Equity Incentive Plan (previously filed as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 19, 2017, and incorporated by reference herein)

10.12*+

Form of Indemnification Agreement with non-employee directors (previously filed as Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 19, 2017, and incorporated by reference herein)

10.13*+

Employment Agreement, by and between the Company and Alexander C. Sapir, dated as of January 3, 2017 (previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.14*+

Employment Agreement, by and between the Company and Douglas Blankenship, dated as of March 1, 2017 (previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.15*+

Employment Agreement, by and between the Company and Lee F. Allen, dated as of April 14, 2017 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.16*+

Employment Agreement, by and between the Company and Kevin Laliberte, dated as of March 23, 2017 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.17*

Supply Agreement by and between Eisai, Inc. and AkaRx, Inc., dated June 9, 2017 (previously filed as Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 9, 2017, and incorporated by reference herein)

10.18*

Sublease, by and between the Company and Paidian Research, Inc., dated as of June 9, 2017 (previously filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 19, 2017, and incorporated by reference herein)

10.19*

Amendment to Sublease, by and between the Company and Paidian Research, Inc., dated as of September 22, 2017 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38135), filed with the Commission on November 9, 2017, and incorporated by reference herein)

10.20*+

Employment Agreement, by and between the Company and Mark W. Hahn, dated as of January 31, 2018 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on January 31, 2018 and incorporated by reference herein)

21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP
31.1	Certification of Principal Executive Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++

Certifications of Principal Executive Officer and Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Annual Report for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements (filed herewith).

^ Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Stock Purchase Agreement to the Securities and Exchange Commission upon request.

+ Indicates management contract or compensatory plan.

# Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.

* Previously filed.

++These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16.                                                  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVA PHARMACEUTICALS, INC.

	By:	/s/ Alex Sapir
Alex Sapir
President and Chief Executive Officer

Date: February 16, 2018

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Sapir and Mark W. Hahn, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Dova Pharmaceuticals, Inc., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Sapir	President, Chief Executive Officer and Director	February 16, 2018
Alex Sapir	(Principal Executive Officer)

/s/ Mark W. Hahn	Chief Financial Officer	February 16, 2018
Mark W. Hahn	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven M. Goldman	Director	February 16, 2018
Steven M. Goldman

/s/ Roger A. Jeffs	Director	February 16, 2018
Roger A. Jeffs

/s/ Paul B. Manning	Director	February 16, 2018
Paul B. Manning

/s/ Alfred J. Novak	Director	February 16, 2018
Alfred J. Novak

/s/ Sean Stalfort	Director	February 16, 2018
Sean Stalfort