Form 10-Q
period 2018-03-31
Dova Pharmaceuticals, Inc.
filed 2018-05-09
CIK 1685071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 7, 2018
Common Stock, $0.001 par value	28,191,266

Dova Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$126,897	$94,846
Prepaid expenses and other current assets	1,665	1,471
Total current assets	128,562	96,317
Furniture and equipment, net	188	62
Total assets	$128,750	$96,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$431	$1,263
Accrued expenses	3,169	2,520
Accrued interest	—	1,005
Due to related party	4	97
Early exercise liability, related party	—	100
Other current liabilities	44	—
Note payable, short-term	—	30,212
Total current liabilities	3,648	35,197

Total liabilities	3,648	35,197

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,191,266 and 25,652,457 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	28	26
Additional paid-in capital	195,989	118,301
Accumulated deficit	(70,915)	(57,145)
Total stockholders’ equity	125,102	61,182
Total liabilities and stockholders’ equity	$128,750	$96,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$3,416	$4,276
General and administrative	10,261	955
Total operating expenses	13,677	5,231
Loss from operations	(13,677)	(5,231)

Interest and other income, net	222	33
Interest expense	(315)	(226)
Total other expenses, net	(93)	(193)
Net loss	$(13,770)	$(5,424)

Net loss per share, basic and diluted	$(0.52)	$(0.31)

Weighted average common shares outstanding, basic and diluted	26,589,192	17,332,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(13,770)	$(5,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash research and development expenses	—	4,267
Depreciation	3	—
Stock-based compensation	2,816	—
Changes in operating assets and liabilities:	—
Prepaid expenses	(153)	11
Accounts payable	(832)	(31)
Accrued expenses	1,249	10
Accrued interest	(1,005)	(151)
Due to related party	(93)	(35)
Other current liabilities	44	—
Net cash used in operating activities	(11,741)	(1,353)

Cash flows from investing activities
Purchases of furniture and equipment	(129)	—
Net cash used in investing activities	(129)	—

Cash flows from financing activities
Payment of note payable	(31,077)	—
Prepaid term loan closing costs	(40)	—
Proceeds from exercise of stock options	45	—
Proceeds from the issuance of common stock	80,000	—
Payment of offering cost in connection with issuance of common stock	(5,007)	(711)
Net cash provided by (used in) financing activities	43,921	(711)

Net increase (decrease) in cash and equivalents	32,051	(2,064)
Cash and equivalents at the beginning of the period	94,846	28,709
Cash and equivalents at the end of the period	$126,897	$26,645

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,321	$377

Supplemental disclosure of noncash investing and financing activities:
Change in note payable	$—	$6,897
Accrued offering costs	$265	$169
Shares issued from the early exercise of options	$100	$—

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

Dova is a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. The Company’s drug candidate, avatrombopag, is an orally administered thrombopoietin receptor agonist that the Company is developing for the treatment of thrombocytopenia. On September 21, 2017, a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) for the treatment of thrombocytopenia in patients with chronic liver disease (“CLD”) scheduled to undergo a procedure. The NDA submission was supported by two identically designed pivotal Phase 3 clinical trials, both of which met the primary and secondary endpoints with high statistical significance. The NDA was granted priority review by the FDA in November 2017 and the Prescription Drug User Fee Act goal date for an FDA decision is May 21, 2018.

The unaudited condensed consolidated financial statements of Dova and its wholly owned subsidiaries AkaRx, Inc. (“AkaRx”) and Dova Pharmaceuticals Ireland Limited (together, the “Company”) include the results of operations for the three months ended March 31, 2018 and March 31, 2017.

Note 2—Significant accounting policies

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year or the results for any future periods.  These financial statements have been prepared on a going concern basis and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 in the Company’s Annual Report on Form 10-K.

Liquidity and capital resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2018, the Company had an accumulated deficit of $70.9 million.

Since inception, the Company has financed its operations through the issuance of equity and debt with net aggregate proceeds of $238.0 million.  As at March 31, 2018, the Company had $126.9 million in cash and equivalents and on April 17, 2018 the Company entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which the Company borrowed $20.0 million. See Note 11 for more information.  Based on the Company’s forecast of future cash flows, the Company believes that it has adequate cash and equivalents to continue to fund operations in the normal course of business for at least the next 12 months.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the determination of share-based compensation and some of our research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates, which could affect the Company’s future results of operations.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Cash and equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and equivalents include cash held in banks and money market mutual funds.  The carrying amount of the Company’s cash equivalents approximates its fair value.

Research and development prepaid and accrued expenses

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its research and development efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts.  The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial prepaid and accrual expense is dependent upon the timely and accurate reporting of fee billings and pass-through expenses from contract research organizations and other third-party vendors as well as the timely processing of any change orders from the contract research organizations.

Concentrations of credit risk and off-balance sheet risk

Cash and equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and equivalents are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The majority of the Company’s cash equivalents is in money market mutual funds invested solely in U.S. Government securities. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and equivalents are held. The Company has no financial instruments with off-balance sheet risk of loss.

Research and development costs

Research and development (“R&D”) expenses for three months ended March 31, 2018 include direct and indirect R&D costs. Direct R&D costs consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in R&D functions, including stock-based compensation for R&D personnel. Indirect R&D costs include insurance or other indirect costs related to the Company’s R&D function to specific product candidates.  The Company expenses pre-approval inventory as R&D until regulatory approval is received.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue recognition

Effective January 1, 2018, the Company has adopted the provisions of Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

The Company’s contract revenue consist of revenue from the Company’s strategic agreements for the development and commercialization of avatrombopag.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under this agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include intellectual property rights, development services, and services associated with regulatory submission and approval processes.

At the inception of the arrangement, the Company evaluates whether the development milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

The Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation.

If the right to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the right when the right is transferred to the customer, and the customer can use and benefit from the right. For rights that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Stock-based compensation

The Company expenses stock-based compensation to employees, consultants and Board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. The Company estimates

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or R&D costs in the statements of operations based upon the underlying individual’s role at the Company.

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

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period assuming the retrospective conversion of member units described above. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. The computations of diluted net loss per common share for the three months ended March 31, 2018 did not include options to purchase 2,414,707 shares of common stock, as the inclusion of these securities would have been antidilutive.

Recent accounting pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No.  2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  The Company adopted ASU No. 2017-09 as of January 1, 2018.  The adoption of this standard did not impact the Company’s consolidated financial statements and disclosures.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the estimated term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The Company expects to adopt ASU 2016-02 in the first quarter of 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for real estate operating leases.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3—The purchase agreement and related transactions

Purchase agreement with Eisai

As described in Note 1, Dova entered into a Purchase Agreement dated March 29, 2016 (the “Purchase Agreement”) with Eisai, Inc. (“Eisai”) for all of the issued and outstanding shares of the capital stock of AkaRx. The terms of the Purchase Agreement included (i) an upfront payment of $5.0 million that was paid at closing , (ii) milestone payments up to $135.0 million in the aggregate based on annual net sales of avatrombopag, and (iii) a commitment to negotiate in good faith to secure a long-term supply agreement with Eisai to govern manufacturing support and the purchase of avatrombopag from Eisai until the later of March 30, 2021 or the third anniversary of the commercialization of avatrombopag.

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Purchase Agreement included a license to avatrombopag, other associated intellectual property, inventory, documentation and records, and related materials. Because avatrombopag had not yet received regulatory approval, the $5.0 million purchase price paid to date for these assets was expensed in the Company’s statement of operations for the period from Inception to December 31, 2016. In addition, the potential milestone payments based on annual net sales are not yet considered probable, and no milestone payments have been accrued at March 31, 2018.

Long-term supply agreement with Eisai

In June 2017, the Company entered into a supply agreement with Eisai, pursuant to which the Company agreed to purchase finished drug product for avatrombopag from Eisai and Eisai agreed to supply finished drug product for avatrombopag. The initial term of the agreement will terminate on the later of March 30, 2021 and the third anniversary of the Company’s first commercial sale of avatrombopag. After the initial term, the supply agreement may be renewed by mutual agreement of the parties. During the initial term, Eisai is the Company’s exclusive supplier of finished drug product, except that the Company has the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on the Company’s forecasted purchases of avatrombopag during the remainder of the initial term. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to the Company under the agreement, the Company may elect to seek alternative supply arrangements so long as such failure remains uncured, subject to certain exceptions. The aggregate payments to Eisai under the supply agreement for finished drug product will be the greater of a fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of avatrombopag.

Transition services agreement

In March 2016, in connection with the Company’s acquisition of the rights to avatrombopag, the Company entered into a transition services agreement with Eisai (“TSA”).  Pursuant to the terms and conditions of the TSA, Eisai agreed to manage clinical trials for the Company through regulatory approval of avatrombopag based on an agreed upon fee schedule for services plus reimbursement of certain out-of-pocket expenses. Services are being provided by Eisai’s full-time employees, its affiliates or third-party contractors. Payments due under this agreement that exceed $51.0 million would reduce any milestone payments due to Eisai under the Purchase Agreement. To date, the Company has incurred $31.1 million under this agreement. Pursuant to the TSA, payments due were financed under the Eisai note described below. The Company has final decision-making authority related to development of avatrombopag and the regulatory approval process.

Eisai note and security agreement

On March 30, 2016, the Company issued a Note to Eisai, which had an interest rate of 5% per annum, and enabled the Company to finance payments due to Eisai under the TSA for all costs incurred through December 31, 2017. The principal amount of the Note was increased on a quarterly basis by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. The total aggregate spend through this Note was $31.1 million and on March 16, 2018, this principal balance along with accumulated interest of $1.3 million was repaid in full. The Note was secured by a blanket security interest on all of the assets of AkaRx, including the worldwide rights to avatrombopag, which was terminated and automatically released as of March 16, 2018. Payments due to Eisai under the Note were guaranteed by PBM Capital Investments, LLC.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

License agreement with Astellas Pharma Inc.

The primary intellectual property related to avatrombopag is licensed from Astellas Pharma Inc. (“Astellas”) on an exclusive, worldwide basis under the terms of a license agreement that the Company acquired from Eisai under the Purchase Agreement. Under the terms of the license agreement, the Company is required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the filing of the NDA, the Company became obligated to make a milestone payment of $1.0 million, which was expensed and included in Research and development — licenses acquired.  The Company will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. In addition, the Company will be required to pay Astellas tiered royalties ranging from the mid to high single digits on net sales of avatrombopag. No amounts have been accrued for any potential milestone payments as the payments were not deemed probable. Unless earlier terminated, this license agreement with Astellas will expire on a country-by-country and product-by-product basis upon the latest of (i) the expiration of the last-to-expire claim of the licensed patents, (ii) the expiration of any government-granted marketing exclusivity period for avatrombopag, and (iii) 10 years after the last date of launch of avatrombopag to have occurred in any country. Thereafter, the term of the license agreement may be extended for successive one-year terms if the Company notifies Astellas in writing of its desire to extend such term at least three months before it is otherwise set to expire.

Note 4—Related party agreements

Dova and AkaRx management services agreements

On April 1, 2016, Dova and AkaRx each entered into a Services Agreement (each, an “SA”) with PBM Capital Group, LLC. Pursuant to the terms of each of the SAs, which have terms of twelve months each (and are automatically renewable for successive one-year periods), PBM Capital Group, LLC will render advisory and consulting services to Dova and AkaRx. Services provided under the SAs may include certain scientific and technical, accounting, operations and back office support services. In consideration for these services, Dova and AkaRx are each obligated to pay PBM Capital Group, LLC a monthly management fee of $25,000.  On March 30, 2018, the SA agreement between AkaRx and PBM Capital Group, LLC was terminated.  Effective April 1, 2018, the monthly management fee for the SA between Dova and PBM Capital Group, LLC was reduced to $17,400.

For each of the three months ended March 31, 2018 and 2017, the Company incurred expenses under the SAs of $150,000, which were included in general and administrative expenses.

As of March 31, 2018, the Company owed PBM Capital Group, LLC and its affiliates approximately $4,000.

Note 5—Stockholders’ equity

Series A preferred stock

Between September 19, 2016 and November 18, 2016, the Company closed on the sale of an aggregate of 982,714 shares of Series A preferred stock for gross proceeds of $29.0 million. The Series A preferred stock was entitled to non-cumulative, non-compounding dividends at 8.0% per annum (based on the original issue price), when, as and if any dividends are declared by the Board.

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

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

therefore was not bifurcated from the equity host.

Upon the closing of the Company’s initial public offering (“IPO”)  on July 5, 2017, all outstanding shares of the Company’s Series A convertible preferred stock were automatically converted into 3,242,950 shares of the Company’s common stock.

Common stock

On July 5, 2017, the Company closed its IPO, which resulted in the issuance and sale of 5,077,250 shares of its common stock at a public offering price of $17.00 per share, generating net proceeds of approximately $78.7 million after deducting underwriting discounts and commissions and other offering costs.

On February 27, 2018, the Company completed an underwritten public offering of 2,500,000 shares of its common stock at an offering price of $32.00 per share. Net proceeds raised by the Company from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

Note 6—Stock-based compensation

Options

The Company maintains the Amended and Restated 2017 Equity Incentive Plan (“A&R Equity Incentive Plan”).  The A&R Equity Incentive Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The A&R Equity Incentive Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors.  The Company’s stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the three months ended March 31, 2018 have a maximum contractual term of 10 years.

The Company initially reserved 4,285,250 shares of common stock for issuance under the A&R Equity Incentive Plan.  The number of shares of common stock reserved for issuance under the A&R Equity Incentive Plan automatically increases on January 1 each year, for a period of ten years, from January 1, 2018 through January 1, 2027, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.   As of March 31, 2018, 2,858,905 shares were reserved for grant under the A&R Equity Incentive Plan.

Stock option valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Prior to the IPO, the fair values of the shares of common stock underlying the Company options were estimated on each grant date by the Company. In order to determine the fair value, the Company considered, among other things, contemporaneous valuations of the Company’s common stock and preferred stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering (“IPO”), or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. Since the IPO, the fair value of the common stock underlying the Company’s options has been based upon the closing price of the Company’s common stock on the grant date.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Option awards

The fair value of the Company’s option awards was estimated using the assumptions below:

For the three months ended
March 31, 2018
Exercise price	$29.33 - $31.86
Risk-free rate of interest	2.41% - 2.79%
Expected term (years)	6.2
Expected stock price volatility	86.66% - 87.67%
Dividend yield	0%

The following table summarizes the Company’s stock option activity under our 2017 Equity Incentive Plan and A&R Equity Incentive Plan for the three months ended March 31, 2018:

	Total options outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2017	2,128,641	$7.90	9.4	$44,481,000
Options granted	557,650	30.24	9.9	—
Exercised	(38,809)	3.73	—	—
Forfeited	(232,775)	5.20	—	—
Outstanding as of March 31, 2018	2,414,707	$13.38	9.3	$34,908,000
Options vested and exercisable as of March 31, 2018	276,927	$3.73	9.0	$6,477,000

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s closing common stock price on March 31, 2018, or $27.12 per share, and the exercise price of the stock options that had exercise prices below $27.12 per share. The weighted average grant date fair value per share of options granted during the three months ended March 31, 2018 was $30.24.

On March 21, 2018 the Company granted 15,000 performance-based options to a non-employee under the A&R Equity Incentive Plan.  The options are subject to performance milestones that are not considered probable as of March 31, 2018.  Therefore, the Company has not recorded any compensation expense related to this non-employee award for the three months ended March 31, 2018.

As of March 31, 2018, there was approximately $19.8 million of total unrecognized compensation expense, related to the unvested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

Stock-based compensation expense has been reported in the Company’s consolidated statements of operations for the three months ended March 31, 2018 is as follows (in thousands):

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended
March 31, 2018
General and administrative	$2,385
Research and development	431
Total stock-based compensation	$2,816

There was no stock-based compensation expense for the three months ended March 31, 2017.

Note 7 —  Significant agreements and contracts

Fosun Agreement

On March 16, 2018, the Company, through its wholly-owned subsidiary, AkaRx Inc. entered in to an agreement by which it granted Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., (collectively, “Fosun”) the exclusive development and distribution rights of avatrombopag in mainland China and Hong Kong (“territory”). Under the terms of the agreement, Fosun will have the right to exclusively develop and commercialize and to assist the Company with the registration of avatrombopag in the territory. The company is responsible for supplying product at a fixed price to Fosun for the distribution of product upon approval.

The agreement between Fosun and the Company is governed by a joint steering committee comprised of equal representation by the Company and Fosun and operated on a consensus basis. In the event that the parties do not agree, the Company will have deciding authority, except with respect to matters that solely affect the territory.

Under the agreement, the Company received an upfront payment during the second quarter of 2018, and is eligible to receive additional future payments upon the achievement of regulatory milestones. The Company has not recognized any revenue from this agreement as no performance obligations were met as of March 31, 2018.

Note 8—Commitments and contingencies

Office Lease

The Company leases 14,378 square feet of office space in Durham, North Carolina.  Rent expense totaled $72,000 for the three months ended March 31, 2018. There was no rent expense for the three months ended March 31, 2017. The lease requires future rental payments of $0.2 million for the final nine months of the year ending December 31, 2018 and payments of $0.3 million and $0.1 million during the years ending December 31, 2019 and 2020, respectively.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 9—Income taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2018 as the Company incurred losses for the three months ended March 31, 2018 and is forecasting additional losses through the fourth quarter of 2018, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2018. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Due to the Company’s history of losses since inception, the Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

At March 31, 2018, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 10—Employee benefit plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $0.50 per $1.00 of employee contribution into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees totaled approximately $37,000 during the three months ended March 31, 2018.  There was no such contributions for the three month ended March 31, 2017.

Note 11—Subsequent events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2018, and events which occurred subsequently but were not recognized in the financial statements.

On April 17, 2018, the Company and its wholly owned subsidiary, AkaRx (collectively “Co-Borrowers”), entered into a Loan and Security Agreement with Silicon Valley Bank (“Term Loan”) pursuant to which the Co-Borrowers borrowed $20.0 million.  The loan matures on April 17, 2021 unless the Company achieves a specified revenue milestone in which case the maturity date will be extended to April 17, 2022. The Co-Borrowers are only required to make monthly interest payments until April 30, 2019 unless the Company achieves the specified revenue milestone in which case the interest-only period will be extended until October 31, 2019.  Following the interest-only period, the Co-Borrowers will be required to also make equal monthly payments of principal and interest for the remainder of the term. The Co-Borrowers will also be required to pay an additional final payment at maturity equal to $2.0 million if the term loan is repaid after the interest-only period or a final payment of $0.6 million if the term loan is repaid during the interest-only period. In addition, at its option, the Co-Borrowers may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment charge if the loan has been outstanding for less than one year and when a cash collateralization period (as defined in the Loan and Security Agreement) is not in effect, which prepayment charge of 4% of the outstanding principal amount on the date the loan is prepaid. All obligations under this agreement are guaranteed by all the assets of the Co-Borrowers, except for intellectual property and certain other assets. In addition, if the Co-Borrowers do not deliver satisfactory evidence to Silicon Valley Bank that avatrombopag has received full regulatory approval from the FDA on or prior to September 30, 2018, the Co-Borrowers will be required to maintain cash collateral at Silicon Valley Bank equal to the full amount of the outstanding principal amount until such time as avatrombopag is approved by the FDA. The agreement bears interest at the WSJ prime rate plus 1.25% per annum.

The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants of the Co-Borrowers. While any amounts are outstanding under the Loan and Security Agreement, the Co-Borrowers are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Co-Borrowers are also restricted from paying dividends or making other distributions or payments on their capital stock, subject to limited exceptions.

Item 2. Financial Information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 and the related management’s discussion and analysis of financial condition and results of operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-looking statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions, although not all forward-looking statements contain these identifying words. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to significant risks and uncertainties and we can give no assurances that our expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2017 under Part I - Item 1A “Risk Factors” filed with the Securities and Exchange Commission on February 16, 2018, in this Quarterly Report under Part II - Item 1A “Risk Factors,” and in our other filings with the SEC. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. Our drug candidate, avatrombopag, which we acquired from Eisai, Inc., (“Eisai”), in March 2016, is an orally administered thrombopoietin receptor agonist, (“TPO-RA”), that we are developing for the treatment of thrombocytopenia. In the first quarter of 2017, we successfully completed two identically designed pivotal Phase 3 clinical trials that evaluated avatrombopag for the treatment of thrombocytopenia in patients with chronic liver disease, (“CLD”), scheduled to undergo a procedure. We submitted a new drug application (“NDA”), to the U.S Food and Drug Administration (“FDA”), for this initial indication on September 21, 2017. The NDA was granted priority review by the FDA in November 2017 and the Prescription Drug User Fee Act (“PDUFA”) goal date for an FDA decision is May 21, 2018.  On April 27, 2018, we also filed a marketing authorization application with the European Medicines Agency for this same indication. The European Medicines Agency has granted a Standard Review Assessement for this MAA.

We are also evaluating the use of avatrombopag in patients with thrombocytopenia regardless of disease etiology undergoing surgery, or pre-surgery trial (“PST”) and initiated an open-label Phase 3 clinical trial during the first quarter of 2018.  In addition, we also plan to initiate a Phase 3 clinical trial in the second quarter of 2018 to evaluate avatrombopag for the treatment of patients who have developed chemotherapy-induced thrombocytopenia (“CIT”).

We have global intellectual property rights to avatrombopag. Our intent is to initially build a hepatology-focused sales organization in the United States. We intend to primarily target hepatologists, most of whom are working at one of the approximately 150 liver transplant centers in the United States.

We have a limited operating history as we were formed on March 24, 2016. Since our inception, our operations have focused on acquiring rights to avatrombopag, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting clinical trials and preparing for and submitting an NDA for avatrombopag. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of preferred and common stock and the incurrence of debt. On July 5, 2017, we closed our initial public offering (“IPO”) of common stock, which resulted in the issuance and sale of 5,077,250 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of approximately $78.7 million after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all outstanding shares of our Series A convertible preferred stock were automatically converted into 3,242,950 shares of common stock.   In addition, on February 27, 2018, we completed an underwritten public offering of 2,500,000 shares of our common stock. The shares were sold to the public at an offering price of $32.00 per share. Net proceeds raised from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses.  On April 17, 2018, we, along with our wholly owned subsidiary, AkaRx, Inc. (collectively the “Co-Borrowers”), entered in to a Loan and Security Agreement with Silicon Valley Bank, pursuant to which we borrowed $20.0 million (“term loan”) maturing up to 48 months from the closing.   We believe that our existing cash and equivalents will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2018 and for the year ended December 31, 2017, our net loss was $13.8 million and $30.0 million, respectively. As of March 31, 2018, we had an accumulated deficit of $70.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•                  continue to invest in the preclinical and clinical development of avatrombopag for the treatment of other thrombocytopenia indications;

•                  prepare for commercialization of avatrombopag, if approved, including the hiring of medical affairs and sales and marketing personnel;

•                  commercially launch avatrombopag, if approved, including initiating marketing campaigns, establishing a field sales force and related activities;

•                  manufacture our drug candidate, including under our supply agreement with Eisai;

•                  hire additional R&D and selling, general and administrative personnel;

•                  maintain, expand and protect our intellectual property portfolio;

•                  evaluate opportunities for development of additional drug candidates; and

•                  incur additional costs associated with operating as a public company.

Stock purchase agreement with Eisai

In March 2016, we entered into the stock purchase agreement with Eisai (the “Eisai stock purchase agreement”), pursuant to which we acquired the worldwide rights to avatrombopag. The terms of the Eisai stock purchase agreement included (i) an upfront payment of $5.0 million, (ii) milestone payments up to $135.0 million in the aggregate based on annual net sales of avatrombopag and (iii) a commitment to negotiate in good faith to secure a long-term supply agreement with Eisai to purchase supplies of avatrombopag from Eisai. See Note 3 “The purchase agreement and related transactions” in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Transition services agreement with Eisai

In March 2016, in connection with our acquisition of the rights to avatrombopag, we entered into a transition services agreement with Eisai (“TSA”). Pursuant to the terms and conditions of the TSA, Eisai agreed to manage clinical trials for us through regulatory approval of avatrombopag based on an agreed upon fee schedule for services plus reimbursement of certain out-of-pocket expenses. Services are being provided by Eisai’s full-time employees, its affiliates or third-party contractors. Payments due under this agreement that exceeds $51.0 million reduce any milestone payments due to Eisai under the Eisai stock purchase agreement. To date, we have incurred $31.1 million under this agreement which were financed under the Eisai note described below. We have final decision-making authority related to development of avatrombopag and the regulatory approval process.

Supply agreement with Eisai

In June 2017, we entered into a supply agreement with Eisai, pursuant to which we agreed to purchase finished drug product for avatrombopag from Eisai and Eisai agreed to supply finished drug product for avatrombopag to us. The initial term of the agreement will terminate on the later of March 30, 2021 or the third anniversary of our first commercial sale of avatrombopag. After the initial term, the supply agreement may be renewed by mutual agreement of the parties. During the initial term, Eisai is our exclusive supplier of finished drug product, except that we have the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on our forecasted purchases of avatrombopag during the remainder of the initial term. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to us under the agreement, we may elect to seek alternative supply arrangements so long as such failure remains uncured, subject to certain exceptions. The aggregate payments to Eisai under the supply agreement for finished drug product will be the greater of a fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of avatrombopag.

Eisai note and security agreement

On March 30, 2016, we issued a secured promissory note to Eisai (“Note”), which had an interest rate of 5% per annum, and enabled us to finance payments due to Eisai under the TSA for all costs incurred through December 31, 2017. The principal amount of the Note was increased on a quarterly basis by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. The total aggregate spend through this Note was $31.1 million and on March 16, 2018, we repaid in full this principal balance along with accumulated interest of $1.3 million. The Note was secured by a blanket security interest on all of the assets of AkaRx, including the worldwide rights to avatrombopag, which was terminated and automatically released as of March 16, 2018. Payments due to Eisai under the Note were guaranteed by PBM Capital Investments, LLC.

License agreement with Astellas

The primary intellectual property related to avatrombopag is licensed to us from Astellas on an exclusive, worldwide basis under the terms of a license agreement we acquired from Eisai in connection with our acquisition of the rights to avatrombopag from Eisai. Under the terms of the license agreement, we are required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the filing of the NDA, we became obligated to make a milestone payment of $1.0 million.  We will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. In addition, we will be required to pay Astellas tiered royalties in the mid to high single-digit percentages on net sales of avatrombopag. No amounts have been accrued for any potential future milestone payments as such payments have not been deemed probable. See Note 3 “The purchase agreement and related transactions” in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Services agreements with PBM Capital Group, LLC

On April 1, 2016, Dova and AkaRx each entered into a Services Agreement (each, an “SA”) with PBM Capital Group, LLC. Pursuant to the terms of each of the SAs, which have terms of twelve months each (and are automatically renewable for successive one-year periods), PBM Capital Group, LLC has rendered advisory and consulting services to Dova and AkaRx. Services provided under the SAs include certain scientific and technical, accounting, operations and back office support services. In consideration for these services, Dova and AkaRx were each obligated to pay PBM Capital Group, LLC a monthly management fee of $25,000.  On March 30, 2018, the SA agreement between AkaRx and PBM Capital Group, LLC was terminated.  Effective April 1, 2018, the monthly management fee for the SA between Dova and PBM Capital Group, LLC was reduced to $17,400.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 16, 2018. There have been no material changes during the three months ended March 31, 2018 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the addition of a revenue recognition policy as discussed in Note 2 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Components of results of operations

Revenue

To date, we have not generated any revenue from product sales or from our development and distribution agreement with Fosun. We do not expect to generate any revenue from any drug candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. An NDA was submitted for the approval of avatrombopag on September 21, 2017, that has been accepted for filing with Priority Review and a PDUFA date of May 21, 2018. If avatrombopag is approved, then we may generate revenue from product sales. We do not expect to commercialize avatrombopag before mid-2018, if ever.

Operating expenses

Research and development expense

Research and development expense consists of costs incurred in connection with our research activities, most of which to-date have been incurred under the TSA and include costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

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

•            compliance with ongoing regulatory review by the FDA, European Medicines Agency, or any comparable foreign regulatory authorities;

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

•            the ability to set an acceptable price for avatrombopag and obtain coverage and adequate reimbursement from third-party payors and develop and implement viable patient assistance programs;

•            the acceptance by the prescribing community of avatrombopag;

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

General and administrative expense

General and administrative expense consists primarily of salaries and other related costs, stock compensation expense, recruiting fees, professional fees for accounting and legal services, and consulting fees to support the potential launch of avatrombopag.

We expect our general and administrative expense will increase for the foreseeable future to support the potential commercialization of avatrombopag and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we have begun to incur increased costs associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs. In addition, we expect to incur, at an increased rate compared to prior periods, significantly higher expenses associated with building a sales and marketing team in connection with potential regulatory approval of avatrombopag for commercialization, which could occur as early as mid-2018. As a result, we expect to report significantly higher general and administrative expenses over the next several fiscal quarters compared to prior periods.

Results of operations for the three months ended March 31, 2018 and 2017

The following table sets forth our selected statements of operations data for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$3,416	$4,276
General and administrative	10,261	955
Total operating expenses	13,677	5,231
Loss from operations	(13,677)	(5,231)
	—
Interest and other income, net	222	33
Interest expense	(315)	(226)
Total other expenses, net	(93)	(193)
Net loss	$(13,770)	$(5,424)

Operating expense

Research and development expense

Research and development expenses decreased by $0.9 million, from $4.3 million for the three months ended March 31, 2017 to $3.4 million for the three months ended March 31, 2018, primarily driven by the completion of the clinical trials in 2017 of avatrombopag for the treatment of thrombocytopenia in patients with CLD, scheduled to undergo a procedure, which was partially offset by the initiation of an open-label Phase 3 clinical trial to evaluate avatrombopag for the treatment of a broader population of PST patients and increased research and development headcount. For the three months ended March 31, 2018, research and development expenses included $2.4 million of clinical development costs associated the Phase 3 clinical trial to evaluate avatrombopag for the treatment of PST patients, $0.6 million of payroll-related expenses and $0.4 million of stock-based compensation expense. For the three months ended March 31, 2017, we recorded $4.3 million of research and development expenses under the TSA with Eisai.

General and administrative expense

For the three months ended March 31, 2018, general and administrative expenses increased by $9.3 million, which was primarily driven by the increased level of headcount and sales and marketing activities to support the potential commercial launch of avatrombopag, increased corporate infrastructure and additional costs associated with operating as a public entity.  For the three months ended March 31, 2018, general and administrative expense consisted of $3.2 million of payroll-related expenses, $3.1 million in professional and consulting fees primarily related to our commercial readiness activities for the planned commercial launch, $2.4 million of stock-based compensation expenses, $0.7 million of office operations-related expenses, $0.5 million in sponsorship and grants,  $0.2 million of recruiting fees, and $0.2 million of fees under the SAs with PBM Capital Group, LLC.

For the three months ended March 31, 2017, general and administrative expenses were $1.0 million, and were primarily attributable to $0.2 million of payroll-related expenses, $0.3 million of consulting fees and $0.2 million of fees under the SAs with PBM Capital Group, LLC.

Other expense, net

Other expense, net for the three months ended March 31, 2018 and March 31, 2017 consisted primarily of $0.3 million and $0.2 million, respectively, of interest expense related to the Eisai note.  Other expense, net for the three months ended March 31, 2018 also included $0.2 million of income on our money market accounts.

Liquidity and capital resources

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have funded our operations primarily through sales of preferred stock and common stock as well as through the incurrence of debt. On July 5, 2017, we closed our IPO, which resulted in the issuance and sale of 5,077,250 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $78.7 million after deducting underwriting discounts and commissions and other offering costs. On February 27, 2018, we completed an underwritten public offering of 2,500,000 shares of our common stock at an offering price of $32.00 per share. Net proceeds raised from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In addition, on April 17, 2018, we borrowed $20.0 million from Silicon Valley Bank pursuant to the Loan and Security Agreement. As of March 31, 2018, we had $126.9 million in cash and equivalents.

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Three months ended March 31,
	2018	2017
Cash and cash equivalents at the beginning of the period	$94,846	$28,709
Net cash used in operating activities	(11,741)	(1,353)
Net cash used in investing activities	(129)	—
Net cash provided by (used in) financing activities	43,921	(711)
Cash and cash equivalents at the end of the period	$126,897	$26,645

Operating activities

Operating activities used $11.7 million of cash during the three months ended March 31, 2018, primarily for clinical development fees related to the initiation of the PST program, consulting fees primarily related to our commercial readiness activities.  Operating cash flows also included payroll, office operational expenses, recruiting and legal fees.

Operating activities used $1.4 million of cash during the three months ended March 31, 2017, primarily for expenses under the SAs with PBM Capital Group, LLC, consulting fees and professional fees.

Investing activities

Net cash used in investing activities related primarily to the purchases of equipment during the three months ended March 31, 2018.  Investing activities during the three months ended March 31, 2017 were insignificant.

Financing activities

For the three months ended March 31, 2018, financing activities provided $43.9 million of cash, consisting primarily of net proceeds of $75.0 million from the issuance of common stock from our underwritten offering completed on February 27, 2018 and partially offset by the payment in full of the Eisai Note of $31.1 million and a $40,000 prepayment for the term loan closing costs to secure the new loan with Silicon Valley Bank.

Financing activities used $0.7 million of cash during the three months ended March 31, 2017 for costs associated with the sale of Series A preferred stock.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we seek approval of avatrombopag for its initial indication.  As we seek to obtain marketing approval for avatrombopag in other indications, we will incur additional costs around clinical trials and research and development. In anticipation of potential FDA approval, we have begun to build out our commercial organization including the sales leadership, marketing and market access functions.  In addition, if we obtain FDA approval for avatrombopag or any other drug candidates, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we have begun and will continue to incur costs as a public company that we did not previously incurred or have previously incurred at lower rates as a private company.  We expect that, based on our current operating plans, our existing cash and equivalents as of March 31, 2018 will be sufficient to fund our current planned operations for at least the next 12 months. We have based this estimate on assumptions that could prove to be wrong and we could use our capital resources sooner than planned.

Our future funding requirements will depend on many factors, including:

•           costs of commercial launch activities, including product sales, marketing, manufacturing and distribution, for avatrombopag if we receive regulatory approval;

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

•            the extent to which we acquire or in-license other drug candidates and technologies; and

•            the costs of establishing sales and marketing capabilities if we obtain regulatory approvals to market our drug candidates.

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

Contractual Obligations and Commitments

As of March 31, 2018, the only material change to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2017 Annual Report on Form 10-K related to our repayment of the Eisai note in March 2018. On April 17, 2018, we entered into a Loan and Security Agreement with Silicon Valley Bank pursuant to which we borrowed $20.0 million. The loan bears interest at the WSJ prime rate plus 1.25% per annum. The loan matures on April 17, 2021 unless we achieve a specified revenue milestone in which case the maturity date will be extended to April 17, 2022. We are only required to make monthly interest payments until April 30, 2019 unless we achieve the specified revenue milestone in which case the interest-only period will be extended until October 31, 2019.  Following the interest-only period, we will be required to also make equal monthly payments of principal and interest for the remainder of the term. We will also be required to pay an additional final payment at maturity equal to $2.0 million if the term loan is repaid after the interest-only period or a final payment of $0.6 million if the term loan is repaid during the interest-only period. The payment schedule for the loan, assuming we do not prepay the loan or get an extended interest-only period, is as follows: $0.9 million, and $21.7 million for the last nine months of 2018 and 2019-2021, respectively

Off-balance sheet arrangements

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) not providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) not complying with any requirement that may be adopted by the Public Company Accounting Oversight Board. We will remain an emerging growth company until the earliest of the following to occur of (1) the last day of the fiscal year (a) ending December 31, 2022, which is the end of the fiscal year following the fifth anniversary of the completion our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of a money market fund. In addition, as discussed in Note 3 in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report, our Eisai Note had an interest rate of 5% per annum. If market rates were to decline, our required payments would have exceeded those based on the current market rate.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three months ended March 31, 2018.

We contract with clinical research organizations globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2018, substantially all of our total liabilities were denominated in the U.S. dollar.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities.  Except for the risk factors set forth immediately below, our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 16, 2018.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our loan from Silicon Valley Bank.

We have entered into a loan and security agreement with Silicon Valley Bank, pursuant to which we have borrowed an aggregate of $20.0 million. Our obligations under the loan and security agreement are secured by substantially all of our assets except for our intellectual property and certain other assets, and we may not encumber our intellectual property without Silicon Valley Bank’s prior written consent. In addition, if the we do not deliver satisfactory evidence to Silicon Valley Bank that avatrombopag has received full regulatory approval from the FDA on or prior to September 30, 2018, we will be required to maintain cash collateral at Silicon Valley Bank equal to the full amount of the outstanding principal amount until such time as avatrombopag is approved by the FDA. The loan and security agreement contains a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of April 30, 2018. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the loan and security agreement could result in an event of default, which could result in an acceleration of amounts due under the loan and security agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and Silicon Valley Bank could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

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
3.1*

Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 9, 2017, and incorporated by reference herein.)

3.2*

Amended and Restated Bylaws (previously filed as Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 9, 2017, and incorporated by reference herein)

10.1*+

Employment Agreement, by and between the Registrant and Mark W. Hahn, dated as of January 31, 2018 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on January 31, 2018 and incorporated by reference herein).

10.2#	Amendment to Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of March 29, 2018.
10.3#	Amended and Restated Non-Employee Director Compensation Policy.
31.1#	Certification of Principal Executive Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#++

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

+ Indicates management contract or compensatory plan.

# Filed herewith.

* Previously filed.

++These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350,and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dova Pharmaceuticals, Inc.

Date: May 9, 2018
	By:	/s/ Alex Sapir
Alex Sapir
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018
	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer
(Principal Financial Officer)