Form 10-Q
period 2018-06-30
Dova Pharmaceuticals, Inc.
filed 2018-08-09
CIK 1685071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 3, 2018
Common Stock, $0.001 par value	28,202,266

Dova Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$134,695	$94,846
Accounts receivable, net	3,409	—
Inventory, net	563	—
Prepaid expenses and other current assets	2,343	1,471
Total current assets	141,010	96,317
Furniture and equipment, net	257	62
Total assets	$141,267	$96,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,542	$1,263
Accrued expenses	7,409	2,520
Accrued interest	76	1,005
Due to related party	—	97
Early exercise liability, related party	—	100
Note payable, short-term	—	30,212
Current portion of long-term debt	1,667	—
Total current liabilities	10,694	35,197
Deferred revenue	2,373	—
Long-term debt	18,483	—
Total liabilities	31,550	35,197

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,202,266 and 25,652,457 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	28	26
Additional paid-in capital	200,261	118,301
Accumulated deficit	(90,572)	(57,145)
Total stockholders’ equity	109,717	61,182
Total liabilities and stockholders’ equity	$141,267	$96,379

Dova Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Product sales, net	$1,957	$—	$1,957	$—
Other revenue	2,627	—	2,627	—
Total revenue, net	4,584	—	4,584	—
Operating expenses:
Cost of product sales	519	—	519	—
Research and development	4,508	3,293	7,924	7,569
Selling, general and administrative	18,565	1,905	28,826	2,860
Total operating expenses	23,592	5,198	37,269	10,429
Loss from operations	(19,008)	(5,198)	(32,685)	(10,429)

Interest income and other income (expense), net	(195)	(14)	27	19
Interest expense	(454)	(295)	(769)	(521)
Total other expenses, net	(649)	(309)	(742)	(502)
Net loss	$(19,657)	$(5,507)	$(33,427)	$(10,931)

Net loss per share, basic and diluted	$(0.70)	$(0.32)	$(1.22)	$(0.63)
Weighted average common shares outstanding, basic and diluted	28,194,046	17,332,257	27,396,052	17,332,257

Dova Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(33,427)	$(10,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash research and development expenses	—	6,570
Depreciation	9	—
Loss on disposal of furniture and equipment	35	—
Amortization of debt discount and debt issuance costs	188	—
Stock-based compensation	7,007	619
Changes in operating assets and liabilities:
Accounts receivable, net	(3,409)	—
Inventory	(563)	—
Prepaid expenses	(872)	(70)
Accounts payable	279	14
Accrued expenses	5,754	678
Accrued interest	(929)	144
Due to related party	(97)	(35)
Deferred revenue	2,373	—
Net cash used in operating activities	(23,652)	(3,011)

Cash flows from investing activities
Purchases of furniture and equipment	(239)	(34)
Net cash used in investing activities	(239)	(34)

Cash flows from financing activities
Payment of note payable	(31,077)	—
Debt issuance costs	(38)	—
Proceeds from the issuance of debt	20,000	—
Proceeds from exercise of stock options	125	—
Proceeds from the issuance of common stock	80,000	—
Payment of offering cost in connection with issuance of common stock	(5,270)	(902)
Net cash provided by (used in) financing activities	63,740	(902)

Net increase (decrease) in cash and equivalents	39,849	(3,947)
Cash and equivalents at the beginning of the period	94,846	28,709
Cash and equivalents at the end of the period	$134,695	$24,762

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,511	$377

Supplemental disclosure of noncash investing and financing activities:
Change in note payable	$—	$11,177
Unpaid deferred offering costs	$—	$1,317
Shares issued from the early exercise of options	$100	$—

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

Dova is a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. On May 21, 2018, the U.S. Food and Drug Administration (“FDA”) approved DOPTELET (avatrombopag), which is an orally administered thrombopoietin receptor agonist for the treatment of thrombocytopenia in adult patients with chronic liver disease (“CLD”) scheduled to undergo a procedure.

The unaudited condensed consolidated financial statements of Dova and its wholly owned subsidiaries AkaRx, Inc. (“AkaRx”) and Dova Pharmaceuticals Ireland Limited (together, the “Company”) include the results of operations for the three and six months ended June 30, 2018 and June 30, 2017.

Note 2—Significant accounting policies

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the full year or the results for any future periods.  These financial statements have been prepared on a going concern basis and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 in the Company’s Annual Report on Form 10-K.

Liquidity and capital resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2018, the Company had an accumulated deficit of $90.6 million.

Since inception, the Company has financed its operations through the issuance of equity and debt with net aggregate proceeds of $238.0 million.  Although the Company began generating revenue from product sales of DOPTELET in May 2018, the Company does not expect product revenues to be sufficient to satisfy its operating needs for several years, if ever.  As of June 30, 2018, the Company had $134.7 million in cash and equivalents. Based on the Company’s forecast of future cash flows, the Company believes that it has adequate cash and equivalents to continue to fund operations in the normal course of business for at least the next 12 months.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the determination of variable consideration for product sales, share-based compensation and some of its research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates, which could affect the Company’s future results of operations.

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

Inventory

Inventory acquired prior to receipt of the FDA approval for DOPTELET was expensed as research and development expense as incurred. The Company began capitalizing inventory upon receipt of FDA approval on May 21, 2018. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At June 30, 2018, the Company determined that no write downs to inventory for potentially excess, dated or obsolete inventory were required.  The Company’s inventory consists of finished goods only.

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

Research and development costs

Research and development (“R&D”) expenses for three and six months ended June 30, 2018 include direct and indirect R&D costs. Direct R&D costs consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in R&D functions, including stock-based compensation for R&D personnel. Indirect

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

R&D costs include insurance or other indirect costs related to the Company’s R&D function to specific product candidates.  The Company expenses pre-approval inventory as R&D until regulatory approval is received.

Revenue recognition

Effective January 1, 2018, the Company adopted the provisions of Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

Product sales

The Company is currently approved to sell DOPTELET in the United States market.  The product is distributed through an exclusive distribution model with Integrated Commercialization Solutions (“ICS”).  ICS sells DOPTELET to a limited number of specialty pharmacies (“customers”), who have agreements in place with the Company.  Patients and healthcare providers purchase the product from the specialty pharmacy providers.  (See Note 7 “Significant agreements and contracts” for more information on the Company’s agreement with ICS).

The Company recognizes revenue on product sales when the control of the Company’s product passes to its customers, which occurs at a point in time, upon delivery to the customers. The Company has determined that the delivery of its product to its customers constitutes a single performance obligation as there are no other promises to deliver goods or services. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. The Company has assessed the existence of a significant financing component in the agreements with its customers. The trade payment terms with its customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.

Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, government chargebacks, discounts and rebates, and other incentives, such as voluntary patient assistance, and other fee for service amounts that are detailed within contracts between the Company and its customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

Revenue from product sales is recorded after considering the impact of the following variable consideration amounts at the time of revenue recognition:

Trade discounts and distribution fees: Trade discounts relate to prompt settlement discounts provided to ICS and the customers.  Distribution fees include fees paid to ICS for the distribution of the product (which is based on a percentage of sales).  In addition, the Company compensates its customers for data and other activities. The Company has determined that such services received to date are not distinct from its sale of products and may not reasonably represent fair value for these services.  Therefore, estimates of these payments are recorded as a reduction of revenue based on contractual terms.

Product returns: Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has not received any returns to date and believes that returns of DOPTELET will be minimal.

Government rebates and chargebacks: The Company will contract with Medicaid, Medicare, U.S Department of Veterans Affairs and other government agencies (“Government Payors”) so that DOPTELET will be eligible for purchase by, or partial or full reimbursement from, such Government Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Government Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates, chargebacks and discounts that it will provide to Government Payors based upon (i) the government-mandated discounts applicable to government-funded programs, (ii) information obtained from its customers and (iii) information obtained from other third parties regarding the payor mix for DOPTELET. The Company’s liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for product shipments that have been recognized as revenue, but remain in the distribution channel inventories at the end of each reporting period.

Other incentives— Other incentives which the Company offers include voluntary patient assistance and assurance programs, such as a co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Strategic agreements

The Company’s other revenue consists of revenue from the Company’s strategic agreements for the development and commercialization of DOPTELET. The terms of the agreements typically include non-refundable upfront fees, payments based upon achievement of milestones and eventually revenue from the commercialized product. These agreements usually have both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments and revenues from the commercialized product are identified as variable consideration.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under these agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include intellectual property rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for these arrangements, the Company develops assumptions that require judgment to determine the estimated selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the selling price on a stand alone basis, which may include forecasted revenue, development timelines, and probabilities of regulatory success.

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

At the inception of the arrangement, the Company evaluates whether the development milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

those approvals are received.

Stock-based compensation

The Company expenses stock-based compensation to employees, consultants and Board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in cost of goods sold, general and administrative or research and development expenses in the consolidated statements of operations based upon the underlying individual’s role at the Company.

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

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period assuming the retrospective conversion of member units described above. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. The computations of diluted net loss per common share for the three and six months ended June 30, 2018 did not include options to purchase 2,596,080 shares and 2,425,386 shares, respectively, of common stock, as the inclusion of these securities would have been antidilutive.

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

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3—The purchase agreement with Eisai and related transactions

Purchase agreement with Eisai

Dova entered into a purchase agreement dated March 29, 2016 (the “Purchase Agreement”) with Eisai, Inc. (“Eisai”) for all of the issued and outstanding shares of the capital stock of AkaRx. The terms of the Purchase Agreement included (i) an upfront payment of $5.0 million that was paid at closing, (ii) milestone payments up to $135.0 million in the aggregate based on annual net sales of DOPTELET, and (iii) a commitment to negotiate in good faith to secure a long-term supply agreement with Eisai to govern manufacturing support and the purchase of DOPTELET from Eisai until the later of March 30, 2021 or the third anniversary of the commercialization of DOPTELET.

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Purchase Agreement included a license to DOPTELET, other associated intellectual property, inventory, documentation and records, and related materials. Because DOPTELET had not yet received regulatory approval, the $5.0 million purchase price paid to date for these assets was expensed in the Company’s statement of operations for the period from Inception to December 31, 2016. In addition, the potential milestone payments based on annual net sales are not yet considered probable, and no milestone payments have been accrued at June 30, 2018.

Long-term supply agreement with Eisai

In June 2017, the Company entered into a supply agreement with Eisai, pursuant to which the Company agreed to purchase finished drug product of DOPTELET from Eisai and Eisai agreed to supply finished drug product of DOPTELET. The initial term of the agreement will terminate on the later of March 30, 2021 and the third anniversary of the Company’s first commercial sale of DOPTELET. After the initial term, the supply agreement may be renewed by mutual agreement of the parties. During the initial term, Eisai is the Company’s exclusive supplier of finished drug product of DOPTELET, except that the Company has the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on the Company’s forecasted purchases of DOPTELET during the remainder of the initial term. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to the Company under the agreement, the Company may elect to seek alternative supply arrangements so long as such failure remains uncured, subject to certain exceptions. The aggregate payments to Eisai under the supply agreement for finished drug product will be the greater of a fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of DOPTELET.

Transition services agreement

In March 2016, in connection with the Company’s acquisition of the rights to DOPTELET, the Company entered into a transition services agreement with Eisai (“TSA”).  Pursuant to the terms and conditions of the TSA, Eisai agreed to manage clinical trials for the Company through regulatory approval of DOPTELET based on an agreed upon fee schedule for services plus reimbursement of certain out-of-pocket expenses. Services are being provided by Eisai’s full-time employees, its affiliates or third-party contractors. Payments due under this agreement that exceed $51.0 million would reduce any milestone payments due to Eisai under the Purchase Agreement. To date, the Company has incurred $31.1 million under this agreement. Pursuant to the TSA, payments due were financed under the Eisai note described below. The Company has final decision-making authority related to development of DOPTELET and the regulatory approval process.

Eisai note and security agreement

On March 30, 2016, the Company issued a Note to Eisai, which had an interest rate of 5% per annum, and enabled the Company to finance payments due to Eisai under the TSA for all costs incurred through December 31, 2017. The principal amount of the Note was increased on a quarterly basis by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. The total aggregate spend through this Note was $31.1 million and on March 16, 2018, this principal balance along with accumulated

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

interest of $1.3 million was repaid in full. The Note was secured by a blanket security interest on all of the assets of AkaRx, including the worldwide rights to DOPTELET, which was terminated and automatically released as of March 16, 2018. Payments due to Eisai under the Note were guaranteed by PBM Capital Investments, LLC.

License agreement with Astellas Pharma Inc.

The primary intellectual property related to DOPTELET is licensed from Astellas Pharma Inc. (“Astellas”) on an exclusive, worldwide basis under the terms of a license agreement that the Company acquired from Eisai under the Purchase Agreement. Under the terms of the license agreement, the Company is required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the filing of the NDA, the Company became obligated to make a milestone payment of $1.0 million, which was expensed and included in Research and development — licenses acquired.  The Company will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved.  No amounts have been accrued for any potential milestone payments as the payments were not deemed probable.  In addition, the Company is required to pay Astellas tiered royalties ranging from the mid to high single digits on net sales of DOPTELET, which are recorded in cost of product sales. Unless earlier terminated, this license agreement with Astellas will expire on a country-by-country and product-by-product basis upon the latest of (i) the expiration of the last-to-expire claim of the licensed patents, (ii) the expiration of any government-granted marketing exclusivity period for DOPTELET, and (iii) 10 years after the last date of launch of DOPTELET to have occurred in any country. Thereafter, the term of the license agreement may be extended for successive one-year terms if the Company notifies Astellas in writing of its desire to extend such term at least three months before it is otherwise set to expire.

Note 4—Related party agreements

Dova and AkaRx management services agreements

On April 1, 2016, Dova and AkaRx each entered into a services agreement (each, a “SA”) with PBM Capital Group, LLC. Pursuant to the terms of each of the SAs, which have terms of twelve months each (and are automatically renewable for successive one-year periods), PBM Capital Group, LLC will render advisory and consulting services to Dova and AkaRx. Services provided under the SAs may include certain scientific and technical, accounting, operations and back office support services. In consideration for these services, Dova and AkaRx are each obligated to pay PBM Capital Group, LLC a monthly management fee of $25,000.  On March 30, 2018, the SA agreement between AkaRx and PBM Capital Group, LLC was terminated.  Effective April 1, 2018, the monthly management fee for the SA between Dova and PBM Capital Group, LLC was reduced to $17,400.

For the three months and six months ended June 30, 2018, the Company incurred expenses under the SAs of $52,200 and $202,200, respectively, which were included in selling, general and administrative expenses.

For the three months and six months ended June 30, 2017, the Company incurred expenses under the SAs of $150,000 and $300,000, respectively, which were included in selling, general and administrative expenses.

Note 5—Stockholders’ equity

Series A preferred stock

Between September 19, 2016 and November 18, 2016, the Company closed on the sale of an aggregate of 982,714 shares of Series A preferred stock for gross proceeds of $29.0 million. The Series A preferred stock was entitled to non-cumulative, non-compounding dividends at 8.0% per annum (based on the original issue price), when, and if any dividends are declared by the Board.

Each share of Series A preferred stock was convertible, at the option of the holder and at any time, into a number of fully paid and non-assessable shares of common stock determined by dividing the Series A Original Issue Price by the Series A Conversion Price in effect at the time of conversion. The Series A preferred stock was mandatorily convertible under certain conditions (i) when the Company issued shares of common stock in a public offering generating gross proceeds of at least $60.0 million to the Company, at a price per share of at least $17.88, or (ii) by majority vote of the then outstanding shares of Series A preferred stock. The Series A Conversion Price was $8.94 and was subject to adjustment based on events including the issuance of additional equity securities, certain dividends and distributions, mergers and reorganizations, and stock splits and combinations.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Series A preferred stock was not mandatorily redeemable and did not embody an unconditional obligation to settle in a variable number of equity shares. As such, the Series A preferred stock is classified as permanent equity on the condensed consolidated balance sheet. The holders’ contingent redemption right in the event of certain deemed liquidation events did not preclude permanent equity classification.

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

On February 27, 2018, the Company completed an underwritten public offering of 2,500,000 shares of its common stock at an offering price of $32.00 per share. Net proceeds raised by the Company from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other offering expenses.

Note 6—Stock-based compensation

Options

The Company maintains the Amended and Restated 2017 Equity Incentive Plan ( “2017 Equity Incentive Plan”).  The 2017 Equity Incentive Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The 2017 Equity Incentive Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors.  The Company’s stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the three and six months ended June 30, 2018 have a maximum contractual term of 10 years.

The Company initially reserved 4,285,250 shares of common stock for issuance under the 2017 Equity Incentive Plan.  The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 each year, for a period of ten years, from January 1, 2018 through January 1, 2027, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.   As of June 30, 2018, 2,592,404 shares were reserved for grant under the 2017 Equity Incentive Plan.

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

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Option awards

The fair value of the Company’s option awards was estimated using the assumptions below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Exercise price	$24.46-$33.47	$3.73-$7.32	$24.46-$33.47	$3.73-$7.32
Risk-free rate of interest	2.60%-3.02%	1.71%-1.96%	2.41%-3.02%	1.71%-1.96%
Expected term (years)	5.1-7.0	5.2-7.1	5.0-7.0	5.2-7.1
Expected stock price volatility	64%-65%	87%-88%	64%-88%	87%-88%

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2018:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number of Options	Exer. Price	Contractual Term	Value
Outstanding - December 31, 2017	2,128,641	7.90	9.4	$44,481,000
Granted	834,150	29.24	9.6	$1,036,000
Exercised	(49,809)	4.52
Forfeited	(242,775)	6.29
Outstanding - June 30, 2018	2,670,207	14.78	9.1	$40,898,000
Options vested and exercisable - June 30, 2018	481,108	5.21	8.8	$11,888,000

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s closing common stock price on June 29, 2018, or $29.92 per share, and the exercise price of the stock options that had strike prices below $29.92 per share. The weighted average grant date fair value per share of options granted during six months ended June 30, 2018 was $20.17.

As of June 30, 2018, there was approximately $20.2 million of total unrecognized compensation expense, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 1.1 years.

Stock-based compensation expense has been reported in the Company’s consolidated statements of operations for the three and six months ended June 30, 2018 as follows (in thousands):

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of product sales	$292	$—	$292	$—
Selling, general and administrative	3,318	489	5,703	489
Research and development	582	130	1,012	130
Total stock-based compensation	$4,192	$619	$7,007	$619

Note 7 — Significant agreements and contracts

Fosun Agreement

On March 16, 2018, the Company, through its wholly-owned subsidiary, AkaRx entered into an agreement by which it granted Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., (collectively, “Fosun”) the exclusive development and distribution rights of DOPTELET in mainland China and Hong Kong (“territory”). Under the terms of the agreement, Fosun will have the right to exclusively commercialize and to assist the Company with the registration of DOPTELET in the territory.  Fosun is solely responsible for commercialization activities in the territory and associated expenses. The Company is responsible for supplying product at a fixed price to Fosun for the distribution of product upon approval.

The agreement between Fosun and the Company is governed by a joint steering committee comprised of equal representation by the Company and Fosun and operated on a consensus basis. In the event that the parties do not agree, the Company will have deciding authority, except with respect to matters that solely affect the territory.

Under the agreement, the Company received a non-refundable upfront payment of $4.5 million during the second quarter of 2018, which consisted of an upfront payment of $5.0 million, less $0.5 million that was withheld in accordance with tax withholding requirements in China and recorded as an expense during the three and six months ended June 30, 2018.  The Company is also eligible to receive additional future payments upon the achievement of certain regulatory milestones. The Company assessed this arrangement in accordance with ASC Topic 606 and concluded that the contract counterparty, Fosun, is a customer.  The Company determined the distinct, material performance obligations within this agreement consist of (1) the exclusive right to develop and commercialize DOPTELET for multiple indications in the territory, (2) the delivery of certain indication specific information, and (3) manufacture and supply of commercial product.

The transaction price includes the $5.0 million up-front consideration. None of the regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and Fosun’s efforts.

During the three and six months ended June 30, 2018, the Company recognized $2.6 million related to the up-front payment as other revenue in connection with the Fosun agreement. The amount of revenue recognized in connection with this agreement is commensurate with the deliverables provided by the Company to Fosun in achieving the performance obligation. The remaining transaction price of $2.4 million is recorded in deferred revenue as of June 30, 2018, on the condensed consolidated balance sheet and will be recognized upon the delivery of certain information packages for indications which are currently in development.

Integrated Commercial Solutions, LLC (“ICS”)

On March 1, 2018, the Company entered into a Commercial Outsourcing Master Services Agreement with ICS, a division of AmerisourceBergen Specialty Group, a subsidiary of AmerisourceBergen, pursuant to which ICS is the exclusive provider of various third-party logistics services to support the Company’s distribution of DOPTELET in the United States. The key services provided by ICS include logistics, warehousing, returns and inventory management, contract administration and chargebacks processing and accounts receivable management.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective March 1, 2018, the Company also entered into a first amendment to the Commercial Outsourcing Master Services Agreement in order for ICS to purchase and sell DOPTELET to the Company’s customers in the United States.  Pursuant to the amendment, ICS will only make shipments to customers who have an executed contract with the Company.  Under this arrangement, ICS places orders with the Company to maintain an appropriate level of inventory.  ICS assumes all inventory risk and has sole responsibility for determining the prices at which it sells these products, subject to specified limitations in the amendment. The agreement will terminate on a date that is mutually agreed upon, in good faith, between ICS and the Company.  If the Company does not attain all regulatory approvals and licenses to sell and distribute DOPTELET within one calendar year from the effective date, ICS may terminate the agreement upon 30 days written notice.  Upon termination of this arrangement, ICS will be allowed to return one hundred percent of all inventory and revert to be the Company’s third-party logistics provider.

Note 8 — Debt

On April 17, 2018, the Company and its wholly owned subsidiary, AkaRx (collectively “Co-Borrowers”), entered into a Loan and Security Agreement with Silicon Valley Bank (“Term Loan”) pursuant to which the Co-Borrowers borrowed $20.0 million.  The loan matures on April 17, 2021 unless the Company achieves a specified revenue milestone in which case the maturity date will be extended to April 17, 2022. The Co-Borrowers are only required to make monthly interest payments until April 30, 2019 unless the Company achieves the specified revenue milestone in which case the interest-only period will be extended until October 31, 2019.  Following the interest-only period, the Co-Borrowers will be required to also make equal monthly payments of principal and interest for the remainder of the term. The Co-Borrowers will also be required to pay an additional final payment at maturity equal to $2.0 million if the term loan is repaid after the interest-only period or a final payment of $0.6 million if the term loan is repaid during the interest-only period.  The final payment amount of $2.0 million has been recorded as a debt discount and is being accreted to the carrying value of the debt using the effective interest method.  In addition, at its option, the Co-Borrowers may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment charge if the loan has been outstanding for less than one year, which prepayment charge of 4% of the outstanding principal amount on the date the loan is prepaid. All obligations under this agreement are guaranteed by all the assets of the Co-Borrowers, except for intellectual property and certain other assets. The agreement bears interest at the WSJ prime rate plus 1.25% per annum.  In connection with the Loan and Security Agreement, the Company incurred debt issuance costs totaling approximately $38,000. These costs are being amortized over the estimated term of the debt using the effective interest method. The Company deducted the debt issuance costs from the carrying amount of the debt as of June 30, 2018. As of June 30, 2018, the carrying value of the term loan was approximately $20.2 million, of which $1.7 million was due within 12 months and $18.5 million was due in greater than 12 months.

The Term Loan also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants of the Co-Borrowers. While any amounts are outstanding under the Loan and Security Agreement, the Co-Borrowers are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Co-Borrowers are also restricted from paying dividends or making other distributions or payments on their capital stock, subject to limited exceptions.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2018, annual principal payments due under the Term Loan are as follows:

Aggregate Minimum Payments
Year	(in thousands)
2019	6,667
2020	10,000
2021	5,333
Total	$22,000
Less unamortized debt issuance costs and final payment	(1,850)
Total	$20,150

Note 9—Commitments and contingencies

Office lease

On May 22, 2018, the Company entered into an Office Lease Agreement (the “Lease”) with Pine Forest 240 TT, LLC, a Delaware limited liability company (the “Landlord”), under which the Company will lease 21,745 square feet of space for its corporate headquarters located at 240 Leigh Farm Road, Durham, North Carolina. Pursuant to the Lease, the Company will effectively renew the Company’s lease of its existing 14,378 square feet of office space (the “Existing Office Space”) that the Company currently subleases from Paidian Research, Inc. pursuant to a sublease agreement, which is scheduled to expire on April 30, 2020, effective May 1, 2020. The Company will also lease an additional 1,961 square feet of office space (“Suite 200”), which the Landlord has agreed to use commercially reasonable efforts to deliver on or before September 1, 2018, and 5,406 square feet of office space (“Suite 215”), which the Landlord has agreed to use commercially reasonable efforts to deliver on or before August 1, 2019.

Under the Lease, subject to specified exceptions, the Company will pay an initial annual base rent of (i) $51,476, or $4,290 per month, for Suite 200, subject to an increase of approximately 2.7% per year, (ii) $145,800, or $12,150 per month, for Suite 215, subject to an increase of approximately 2.7% per year and (iii) $387,774, or $32,315 per month, for the Existing Office Space, subject to an increase of approximately 2.7% per year. In addition, the Company will pay its proportionate share of the Landlord’s annual operating expenses associated with the premises.

The term of the Lease will continue until September 30, 2023. The Company has an option to renew the Lease for one additional term of five years. If exercised, rent during the renewal term will be at the fair market rental rate as defined in the Lease.

The lease provides for a tenant improvement allowance of approximately $264,090. As of June 30, 2018, none of the allowance was utilized.

We incurred rent expense of $71,600 and $177,000 for the three and six months ended June 30, 2018.  There was no rent expense for the three and six months ended June 30, 2017.

Current future minimum lease payments under the Company’s lease obligations are $152,000, $310,000 and $104,000 for the remainder of 2018, 2019 and 2020, respectively.

Dova Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Purchase commitments

As noted in Note 3, the Company has an agreement with Eisai for the commercial supply of DOPTELET. Under the terms of the agreement, the Company will supply Eisai with non-cancelable firm commitment purchase orders.  Future minimum purchase obligations are $1.8 million for the remainder of 2018 and $1.3 million for 2019.

The Company has also entered into other agreements with certain vendors for the provision of services, including services related to data access and packaging, under which the Company is contractually obligated to make certain payments to the vendors. The Company enters into contracts in the normal course of business that include, among others, arrangements with clinical research orgnanizations for clinical trials, vendors for preclinical research, and vendors for manufacturing. These contracts generally provide for termination upon notice, and therefore the Company believes that its obligations under these agreements are not material.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 10—Income taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2018 as the Company incurred losses for the three and six months ended June 30, 2018 and is forecasting additional losses through the fourth quarter of 2018, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2018. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740.

Due to the Company’s history of losses since inception, the Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

At June 30, 2018, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 11—Employee benefit plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $0.50 per $1.00 of employee contribution into the plan up to a maximum deferral per employee of 4% of the employee’s salary. The Company’s matching contributions totaled approximately $72,000 and $109,000 during the three and six months ended June 30, 2018, respectively.  There were no such contributions for the three and six month ended June 30, 2017.

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

Overview

We are a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. On May 21, 2018, the U.S. Food and Drug Administration (“FDA”) approved DOPTELET (avatrombopag), which is an orally administered thrombopoietin receptor agonist for the treatment of thrombocytopenia in adult patients with chronic liver disease (“CLD”) who are scheduled to undergo a procedure.  On April 27, 2018, we also submitted a marketing authorization application with the European Medicines Agency for this same indication.

We are also evaluating the use of DOPTELET in patients with thrombocytopenia regardless of disease etiology undergoing surgery, or pre-surgery trial (“PST”) and initiated an open-label Phase 3 clinical trial during the first quarter of 2018.  In addition, we also initiated a Phase 3 clinical trial in the second quarter of 2018 to evaluate DOPTELET for the treatment of patients who have developed chemotherapy-induced thrombocytopenia (“CIT”).

We have global intellectual property rights to DOPTELET. Our intent is to initially build a hepatology-focused sales organization in the United States. We intend to primarily target hepatologists, most of whom are working at one of the approximately 150 liver transplant centers in the United States.

We have a limited operating history as we were formed on March 24, 2016. Since our inception, our operations have focused on acquiring rights to DOPTELET, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting clinical trials, preparing for and submitting an NDA for DOPTELET and building a sales organization. We have funded our operations primarily through the sale of preferred and common stock and the incurrence of debt. On July 5, 2017, we closed our IPO of common stock, which resulted in the issuance and sale of 5,077,250 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of approximately $78.7 million after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all outstanding shares of our Series A convertible preferred stock were automatically converted into 3,242,950 shares of common stock.   In addition, on February 27, 2018, we completed an underwritten public offering of 2,500,000 shares of our common stock. The shares were sold to the public at an offering price of $32.00 per share. Net proceeds raised from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other offering expenses.  On April 17, 2018, we, along with our wholly owned subsidiary, AkaRx, (collectively the “Co-Borrowers”), entered in to a Loan and Security Agreement with Silicon Valley Bank, pursuant to which we borrowed $20.0 million (“term loan”) maturing up to 48 months from the closing.   We believe that our existing cash and equivalents, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2018 and for the year ended December 31, 2017, our net loss was $33.4 million and $30.0 million, respectively. As of June 30, 2018, we had an accumulated deficit of $90.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•                  continue to invest in the preclinical and clinical development of DOPTELET for the treatment of other thrombocytopenia indications;

•                  continue the commercialization of DOPTELET;

•                  manufacture DOPTELET under our supply agreement with Eisai;

•                  maintain, expand and protect our intellectual property portfolio;

•                  evaluate opportunities for development of additional drug candidates; and

•                  incur additional costs associated with operating as a public company.

DOPTLET Key Short-Term Launch Metrics

•                  A total of 148 health care professionals have prescribed DOPTELET to their patients since launch with an increasing number using DOPTELET for multiple patients within their practice.

•                  For prescriptions that have completed the adjudication process with payers, we have seen greater than 80% of those prescriptions approved by the payer with an average approval time of 6.9 days.

•                  We have made significant progress in its outreach efforts to target prescribers having reached 62% of top hepatologists an average of 3.1 times since launch.

Stock purchase agreement with Eisai

In March 2016, we entered into the stock purchase agreement with Eisai, (the “Eisai stock purchase agreement”), pursuant to which we acquired the worldwide rights to DOPTELET. The terms of the Eisai stock purchase agreement included (i) an upfront payment of $5.0 million, (ii) milestone payments up to $135.0 million in the aggregate based on annual net sales of DOPTELET and (iii) a commitment to negotiate in good faith to secure a long-term supply agreement with Eisai to purchase supplies of DOPTELET from Eisai. See Note 3 “The purchase agreement and related transactions” in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Transition services agreement with Eisai

In March 2016, in connection with our acquisition of the rights to DOPTELET, we entered into a transition services agreement with Eisai (the “TSA”).  Pursuant to the terms and conditions of the TSA, Eisai agreed to manage clinical trials for us through regulatory approval of DOPTELET based on an agreed upon fee schedule for services plus reimbursement of certain out-of-pocket expenses. Services are being provided by Eisai’s full-time employees, its affiliates or third-party contractors. Payments due under this agreement that exceeds $51.0 million reduce any milestone payments due to Eisai under the Eisai stock purchase agreement. To date, we have incurred $31.1 million under this agreement which were financed under the Eisai note described below. We have final decision-making authority related to development of DOPTELET and the regulatory approval process.

Supply agreement with Eisai

In June 2017, we entered into a supply agreement with Eisai, pursuant to which we agreed to purchase finished drug product of DOPTELET from Eisai and Eisai agreed to supply finished drug product of DOPTELET to us. The initial term of the agreement will terminate on the later of March 30, 2021 or the third anniversary of our first commercial sale of DOPTELET. After the initial term, the supply agreement may be renewed by mutual agreement of the parties. During the initial term, Eisai is our exclusive supplier of finished drug product of DOPTELET except that we have the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on our forecasted purchases of DOPTELET during the remainder of the initial term. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to us under the agreement, we may elect to seek alternative supply arrangements so long as such failure remains uncured, subject to certain exceptions. The aggregate payments to Eisai under the supply agreement for finished drug product will be the greater of a fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of DOPTELET.

Eisai note and security agreement

On March 30, 2016, we issued a secured promissory note to Eisai (“Note”), which had an interest rate of 5% per annum, and enabled us to finance payments due to Eisai under the TSA for all costs incurred through December 31, 2017. The principal amount of the Note was increased on a quarterly basis by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. The total aggregate spend through this Note was $31.1 million and on March 16, 2018, we repaid in full this principal balance along with accumulated interest of $1.3 million. The Note was secured by a blanket security interest on all of the assets of AkaRx, including the worldwide rights to DOPTELET, which was terminated and automatically released as of March 16, 2018. Payments due to Eisai under the Note were guaranteed by PBM Capital Investments, LLC.

License agreement with Astellas

The primary intellectual property related to DOPTELET is licensed to us from Astellas on an exclusive, worldwide basis under the terms of a license agreement we acquired from Eisai in connection with our acquisition of the rights to DOPTELET from Eisai. Under the terms of the license agreement, we are required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the filing of the NDA, we became obligated to make a milestone payment of $1.0 million.  We will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. In addition, we will be required to pay Astellas tiered royalties in the mid to high single-digit percentages on net sales of DOPTELET. No amounts have been accrued for any potential future milestone payments as such payments have not been deemed probable. See Note 3 “The purchase agreement and related transactions” in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Services agreements with PBM Capital Group, LLC

On April 1, 2016, Dova and AkaRx each entered into a services agreement (each, a “SA”) with PBM Capital Group, LLC. Pursuant to the terms of each of the SAs, which have terms of twelve months each (and are automatically renewable for successive one-year periods), PBM Capital Group, LLC has rendered advisory and consulting services to Dova and AkaRx. Services provided under the SAs include certain scientific and technical, accounting, operations and back office support services. In consideration for these services, Dova and AkaRx were each obligated to pay PBM Capital Group, LLC a monthly management fee of $25,000.  On March 30, 2018, the SA agreement between AkaRx and PBM Capital Group, LLC was terminated.  Effective April 1, 2018, the monthly management fee for the SA between Dova and PBM Capital Group, LLC was reduced to $17,400.

Commercial outsourcing agreement

On March 1, 2018, we entered into a Commercial Outsourcing Master Services Agreement with Integrated Commercial Solutions, LLC (“ICS”), a division of AmerisourceBergen Specialty Group, a subsidiary of AmerisourceBergen, pursuant to which ICS is the exclusive provider of various third-party logistics services to support our distribution of DOPTELET in the United States. The key services provided by ICS include logistics, warehousing, returns and inventory management, contract administration and chargebacks processing and accounts receivable management.

Effective March 1, 2018, we also entered into a first amendment to the Commercial Outsourcing Master Services Agreement to in order for ICS to purchase and sell DOPTELET to our customers in the United States.  ICS will only make shipments to customers who have an executed contract with us.  Under this amendment, ICS places orders with us to maintain an appropriate level of inventory.  ICS assumes all inventory risk, and has sole responsibility for determining the prices at which it sells these products, subject to specified limitations in the amendment.  The agreement will terminate on a date that is mutually agreed upon, in good faith, between ICS and us.  If the Company does not attain all regulatory approvals and licenses to sell and distribute DOPTELET within one calendar year from the effective date, ICS may terminate the agreement within 30 days written notice.  Upon termination of this arrangement, ICS will be allowed to return one hundred percent of all inventory and revert to be our third-party logistics provider.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.

Significant estimates include assumptions used in the determination of net revenue generated from product sales, revenue recognized upon the satisfaction of performance obligations under our strategic agreements, of share-based compensation and some of our research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 16,

2018. There have been no material changes during the three months ended June 30, 2018 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the addition of a revenue recognition policy as discussed in Note 2 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Components of results of operations

Revenue

Product sales, net consist of sales of DOPTELET, which was approved by the FDA on May 21, 2018.

In addition, we recognized $2.6 million of the upfront payment received from our development and distribution agreement with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., (collectively, “Fosun”).

Cost of product sales

Cost of product sales consist primarily of direct and indirect costs related to the manufacturing of DOPTELET sold, including third-party manufacturing costs, packaging services, freight, royalty payments to Astellas in addition to inventory adjustment charges. We began capitalizing commercial inventory manufactured upon FDA approval of DOPTELET. We recorded inventory acquired prior to the regulatory approvals as research and development expense.

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

We expect our research and development expense will increase for the foreseeable future as we pursue additional indications for DOPTELET. Drug candidates in later stages of clinical development, such as DOPTELET, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Additionally, we are hiring internal resources to lead and take over development work that has historically been handled by Eisai personnel under the TSA.

The duration, costs and timing of additional clinical trials for DOPTELET and any other drug candidates will depend on a variety of factors that include, but are not limited to, the following:

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

•            whether and how many post-approval trials are required;

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of DOPTELET. We are also unable to predict when, if ever, material net cash inflows will commence from sales of DOPTELET. This is due to the numerous risks and uncertainties associated with developing and commercializing DOPTELET, including the uncertainty of:

•           achieving successful enrollment and completion of additional clinical trials and achieving regulatory approval of DOPTELET for the treatment of thrombocytopenia beyond its initial indication;

•           establishing an appropriate safety profile;

•           establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers that provide for commercial quantities of DOPTELET manufactured at acceptable cost levels and quality standards;

•            whether any indication approved by regulatory authorities is narrower than we expect;

•            compliance with ongoing regulatory review by the FDA, European Medicines Agency, or any comparable foreign regulatory authorities;

•            the efficacy and safety of DOPTELET and potential advantages compared to alternative treatments, notwithstanding success in meeting or exceeding clinical trial endpoints;

•            the size of the markets for approved indications in territories in which we receive regulatory approval, if any;

•            the ability to set an acceptable price for DOPTELET and obtain coverage and adequate reimbursement from third-party payors and develop and implement viable patient assistance programs;

•            the acceptance by the prescribing community of DOPTELET

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

Selling, general and administrative expense

Selling, general and administrative expense consists primarily of salaries and other related costs, stock compensation expense, recruiting fees, professional fees for accounting and legal services, as well as increasingly the costs associated with supporting the commercialization of DOPTELET.

We expect our selling, general and administrative expense will increase for the foreseeable future to support the commercialization of DOPTELET for its initial indication and other indications, if these other indications gain marketing approval, and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we have begun to incur increased costs associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs. In addition, we expect to incur, at an increased rate compared to prior periods, significantly higher expenses associated with building and maintaining a sales and marketing team in connection with the commercialization of DOPTELET. As a result, we expect to report significantly higher general and administrative expenses over the next several fiscal quarters compared to prior periods.

Results of operations for the three months ended June 30, 2018 and 2017

The following table sets forth our selected statements of operations data for the three ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Revenue
Product sales, net	$1,957	$—
Other revenue	2,627	—
Total revenue, net	4,584	—
Operating expenses:
Cost of product sales	519	—
Research and development	4,508	3,293
Selling, general and administrative	18,565	1,905
Total operating expenses	23,592	5,198
Loss from operations	(19,008)	(5,198)

Interest income and other income (expense), net	(195)	(14)
Interest expense	(454)	(295)
Total other expenses, net	(649)	(309)
Net loss	$(19,657)	$(5,507)

Revenue

During the three months ended June 30, 2018, product sales, net consist of sales of DOPTELET, which was approved by the FDA on May 21, 2018. The majority of product sales, net recognized related to the initial stocking of DOPTELET at the specialty pharmacies. In addition, we recognized the $2.6 million of the upfront payment received from our development and distribution agreement with Fosun.  We did not recognize any revenue during the three months ended June 30, 2017.

Cost of product sales

Cost of product sales of $0.5 million for the three months ended June 30, 2018 consists of the cost of inventory that was purchased from Eisai that was sold after FDA approval, royalty payments to Astellas and certain distribution and overhead costs.  In addition, for the three months ended June 30, 2018, cost of product sales included $0.3 million related to a one-time stock-based compensation charge.

Research and development expense

Research and development expenses increased by $1.2 million, from $3.3 million for the three months ended June 30, 2017 to $4.5 million for the three months ended June 30, 2018, primarily driven by the initiation of clinical trials to evaluate DOPTELET for the treatment of a broader population of PST patients as well as for CIT, partially offset by the completion of the clinical trials in 2017 of DOPTELET for the treatment of thrombocytopenia in patients with CLD, scheduled to undergo a procedure.

For the three months ended June 30, 2018, we recorded approximately $3.2 million of product development expenses, $0.7 million of payroll-related expenses, and $0.6 million of stock-based compensation expense.

For the three months ended June 30, 2017, we recorded approximately $2.3 million of costs under the TSA, $0.4 million of consulting costs associated with the preparation of the NDA and planning for additional clinical development of a DOPTELET, $0.3 million of payroll-related expenses and $0.1 million of stock-based compensation expense.

Selling, general and administrative expense

For the three months ended June 30, 2018, selling, general and administrative expenses increased by $16.7 million, which was primarily driven by the increased level of headcount and sales and marketing activities to support the commercial launch of DOPTELET, increased corporate infrastructure and additional costs associated with operating as a public entity.

For the three months ended June 30, 2018, selling, general and administrative expenses consisted of $7.0 million of commercial related expenses $6.6 million of payroll-related expenses, $3.3 million of stock-based compensation expenses, $0.8 million of office operations-related expenses, $0.7 million in professional and consulting fees, and $0.2 million in sponsorship and grants.

For the three months ended June 30, 2017, selling, general and administrative expenses were $1.9 million, and were primarily attributable to $0.5 million of stock-based compensation expenses, $0.4 million of payroll-related expenses, $0.3 million of consulting fees, $0.2 million of recruiting fees, $0.2 million of office operations related expenses and $0.2 million of fees under the SAs with PBM Capital Group, LLC.

Other expenses, net

Other expenses, net for the three months ended June 30, 2018 consisted primarily of $0.4 million of interest expense and amortization of debt issuance costs and accretion expense for the final payment related to our loan with Silicon Valley Bank, $0.5 million of withholding taxes related to the $5.0 upfront payment received from Fosun, and $0.2 million of various state franchise taxes, partially offset by $0.5 million of income on our money market accounts.

Other expenses, net for the three months ended June 30, 2017 consisted primarily of $0.3 million of interest expense related to the Eisai note.

Results of operations for the sixmonths ended June 30, 2018 and 2017

The following table sets forth our selected statements of operations data for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Revenue
Product sales, net	$1,957	$—
Other revenue	2,627	—
Total revenue, net	4,584	—
Operating expenses:
Cost of product sales	519	—
Research and development	7,924	7,569
Selling, general and administrative	28,826	2,860
Total operating expenses	37,269	10,429
Loss from operations	(32,685)	(10,429)

Interest income and other income (expense), net	27	19
Interest expense	(769)	(521)
Total other expenses, net	(742)	(502)
Net loss	$(33,427)	$(10,931)

Revenue

During the six months ended June 30, 2018, product sales, net consist of sales of DOPTELET, which was approved by the FDA on May 21, 2018. The majority of product sales, net recognized related to the initial stocking of DOPTELET at the specialty pharmacies. In addition, we recognized the $2.6 million of the upfront payment received from our development and distribution agreement with Fosun.  We did not recognize any revenue during the three or six months ended June 30, 2017.

Cost of product sales

Cost of product sales of $0.5 million for the six months ended June 30, 2018, consists of the cost of inventory that was purchased from Eisai that was sold after FDA approval, royalty payments to Astellas and certain distribution and overhead costs.  In addition, for the three and six months ended June 30, 2018, cost of product sales included $0.3 million related to a one-time stock-based compensation charge.

Research and development expense

Research and development expenses increased by $0.3 million, from $7.6 million for the six months ended June 30, 2017 to $7.9 million for the six months ended June 30, 2018, primarily driven by the initiation of clinical trials to evaluate DOPTELET for the treatment of a broader population of PST patients as well as for CIT, partially offset by the completion of the clinical trials in 2017 of DOPTELET for the treatment of thrombocytopenia in patients with CLD, scheduled to undergo a procedure.

For the six months ended June 30, 2018, research and development expenses included $5.6 million of clinical development costs associated with the clinical trials initiated to evaluate DOPTELET for the treatment of PST and CIT, $1.3 million of payroll-related expenses and $1.0 million of stock-based compensation expense. For the six months ended June 30, 2017, we recorded $6.6 million of costs under the TSA, $0.6 million of consulting fees, $0.3 million of payroll-related expenses and $0.1 million of stock-based compensation expense.

Selling, general and administrative expense

For the six months ended June 30, 2018, selling, general and administrative expenses increased by $25.9 million, which was primarily driven by the increased level of headcount and sales and marketing activities to support the commercial launch of DOPTELET, increased corporate infrastructure and additional costs associated with operating as a public entity.

For the six months ended June 30, 2018, selling, general and administrative expenses of $28.8 million, consists primarily of $9.9million of payroll-related expenses, $7.0 million of commercial related expenses, $5.7 million of stock-based compensation expenses, $4.0 million of professional and consulting fees, $1.6 million of office operations-related expenses and $0.6 million in sponsorship and grants.

For the six months ended June 30, 2017, selling, general and administrative expenses were $2.9 million, and were primarily attributable to $0.6 million of payroll-related expenses, $0.6 million of professional and consulting fees, $0.5 million of stock-based compensation expenses, $0.2 million of employee recruiting expenses, $0.2 million of office operations related expenses, $0.2 million of travel and $0.3 million of fees under the SAs with PBM Capital Group, LLC.

Other expenses, net

Other expenses, net for the six months ended June 30, 2018 consists primarily of $0.4 million of interest expense, amortization of debt issuance costs and accretion expense for the final payment related to our loan with Silicon Valley Bank, $0.5 million of withholding taxes related to the $5.0 upfront payment received from Fosun, $0.3 million of interest expense related to the Eisai Note, and $0.4 million of various state franchise taxes partially offset by $0.9 million of income on our money market accounts. Other expenses, net for the six months ended June 30, 2017 consisted primarily of $0.5 million of interest expense related to the Eisai note.

Liquidity and capital resources

We have funded our operations primarily through sales of preferred stock and common stock as well as through the incurrence of debt. On July 5, 2017, we closed our IPO, which resulted in the issuance and sale of 5,077,250 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $78.7 million after deducting underwriting discounts and commissions and other offering costs. On February 27, 2018, we completed an underwritten public offering of 2,500,000 shares of our common stock at an offering price of $32.00 per share. Net proceeds raised from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, on April 17, 2018, we borrowed $20.0 million from Silicon Valley Bank pursuant to the Loan and Security Agreement.

We commercially launched DOPTELET in May 2018. Prior to the generation of revenue from DOPTELET, we had not generated any commercial revenue from the sale of our products. We expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash and cash equivalents, which totaled $134.7 million and $94.8 million at June 30, 2018 and December 31, 2017, respectively.

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Six months ended June 30,
	2018	2017
Cash and equivalents at the beginning of the period	$94,846	$28,709
Net cash used in operating activities	(23,652)	(3,011)
Net cash used in investing activities	(239)	(34)
Net cash provided by (used in) financing activities	63,740	(902)
Cash and equivalents at the end of the period	$134,695	$24,762

Operating activities

Operating activities used $23.7 million of cash during the six months ended June 30, 2018, primarily for clinical development fees related to the initiation of the PST program, consulting fees primarily related to our commercial readiness activities, partially offset by the receipt of a $4.5 million upfront payment from our strategic alliance with Fosun. Operating cash flows also included payroll, office operational expenses, recruiting and legal fees.

Operating activities used $3.0 million of cash during the six months ended June 30, 2017, primarily for consulting fees, payroll related expenses, office operational expenses, recruiting, professional and legal fees, travel and expenses under the SAs with PBM Capital Group, LLC.

Investing activities

Net cash used in investing activities related primarily for the purchases of equipment during the six months ended June 30, 2018.  Investing activities during the six months ended June 30, 2017 were insignificant.

Financing activities

For the six months ended June 30, 2018, financing activities provided $63.7 million of cash, consisting primarily of net proceeds of $74.7 million from the issuance of common stock from our underwritten offering completed on February 27, 2018 and $20.0 million that was borrowed from Silicon Valley Bank under the Loan and Security Agreement, partially offset by the payment in full of the Eisai Note of $31.1 million and $37,705 in debt issuance costs to secure the new loan.

Financing activities used $0.9 million of cash during the six months ended June 30, 2017, primarily for offering costs associated with the sale of Series A preferred stock and for payments made to professionals working on our IPO.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to build out our commercial organization including the sales leadership, marketing and market access functions and expand our commercialization activities. As we seek to obtain marketing approval for DOPTELET in other indications, we will incur additional costs around clinical trials and research and development. In addition, if we obtain FDA approval for DOPTELET in other indication or any other drug candidates, we expect to incur significant commercialization expenses. Furthermore, we have begun and will continue to incur costs as a public company that we did not previously incur or have previously incurred at lower rates as a private company.  We expect that, based on our current operating plans, our existing cash and equivalents as of June 30, 2018 will be sufficient to fund our current planned operations for at least the next 12 months. We have based this estimate on assumptions that could prove to be wrong and we could use our capital resources sooner than planned.

Our future funding requirements will depend on many factors, including:

•            costs of continued commercial activities, including product sales, marketing, manufacturing and distribution, for DOPTELET in CLD and other indications, if approved;

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

•            the costs of building out internal accounting, legal, compliance and other operational and administrative functions;

•            the timing and size of any milestone payments required under our existing or future arrangements;

•            the extent to which we acquire or in-license other drug candidates and technologies; and

•            the costs of establishing sales and marketing capabilities if we obtain regulatory approvals to market our drug candidates.

Clinical trial development is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval of and achieve sales of DOPTELET in other indications or other drug candidates. In addition, DOPTELET or any other drug candidates, if approved, may not achieve commercial success or may be limited in approved indications. Our commercial revenues will initially only be derived from sales of DOPTELET for the treatment of thrombocytopenia in adult patients with CLD who are scheduled to undergo a procedure. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual Obligations and Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2018 (in thousands):

	Payments due by Period
		Less Than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long term debt obligations (including interest)(1)	$22,000	$1,667	$20,333	$—	$—
Operating lease obligations (2)	540	305	235	—	—
Supply agreement with Eisai	3,131	3,131	—
Total	$25,671	$5,103	$20,568	$—	$—

(1)         Represents the contractually required principal payments on our Loan Security Agreement in accordance with the required payment schedule and the $2.0 million final payment to Silicon Valley Bank on April 17, 2022.

(2)         Represents the contractually required payments under our operating lease obligations in existence as of June 30, 2018 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2018.

We contract with clinical research organizations globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2018, substantially all of our total liabilities were denominated in the U.S. dollar.

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

With respect to the quarter ended June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have entered into a loan and security agreement with Silicon Valley Bank, pursuant to which we have borrowed an aggregate of $20.0 million. Our obligations under the loan and security agreement are secured by substantially all of our assets except for our intellectual property and certain other assets, and we may not encumber our intellectual property without Silicon Valley Bank’s prior written consent. The loan and security agreement contains a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of June 30, 2018. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

Our distribution agreements with ICS to market DOPTELET may not be successful.

We have entered into a distribution agreement with ICS to distribute DOPTELET in the United States. Under this agreement, ICS will generally be responsible for the warehousing, distribution, order management, and data management for DOPTELET. Although ICS has the exclusive right to distribute DOPTELET in the United States, the agreement does not require ICS to sell our products exclusively, and therefore, ICS is free to sell potentially competitive products. Because we are still relatively early in our commercial launch, we are not yet able to fully assess ICS’s performance in distributing DOPTELET in the United States, and it may take an extended period of time for us to accurately assess its performance under the agreement. Additionally, because the agreement with ICS is exclusive, we may be entirely dependent on ICS for sales in the United States for the duration of the agreement. If ICS fails to perform satisfactorily under the agreement, our ability to successfully commercialize DOPTELET would be adversely affected.

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

10.1#+	Loan and Security Agreement, dated as of April 17, 2018, by and between the Registrant, AkaRx, Inc. and Silicon Valley Bank.
10.2*

Office Lease Agreement, dated as of May 22, 2018, by and between the Registrant and Pine Forest 240 TT, LLC (previously filed as Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No. 001-38135), filed with the Commission on May 24, 2018, and incorporated by reference herein)

Exhibit No.	Description
10.3#+	Commercial Outsourcing Master Services Agreement, dated as of March 1, 2018, by and between the Registrant and Integrated Commercialization Solutions, LLC, as amended
31.1#	Certification of Principal Executive Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#++

Certifications of Principal Executive Officer and Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

+ Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the SEC.

# Filed herewith.

* Previously filed.

++These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350,and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dova Pharmaceuticals, Inc.

Date: August 9, 2018	By:	/s/ Alex Sapir
Alex Sapir
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer
(Principal Financial Officer)