Form 10-Q
period 2018-09-30
Dova Pharmaceuticals Inc.
filed 2018-11-08
CIK 1685071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒   NO   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES   ☒   NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 5, 2018
Common Stock, $0.001 par value	28,204,098

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Dova Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$122,027	$94,846
Accounts receivable, net	2,962	—
Inventory, net	1,781	—
Prepaid expenses and other current assets	3,041	1,471
Total current assets	129,811	96,317
Furniture and equipment, net	278	62
Total assets	$130,089	$96,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$68	$1,263
Accrued expenses	12,997	2,520
Accrued interest	75	1,005
Due to related party	—	97
Early exercise liability, related party	—	100
Note payable, short-term	—	30,212
Current portion of long-term debt	4,166	—
Total current liabilities	17,306	35,197
Deferred revenue	2,373	—
Long-term debt	16,212	—
Total liabilities	35,891	35,197

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,204,098 and 25,652,457 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	28	26
Additional paid-in capital	204,264	118,301
Accumulated deficit	(110,094)	(57,145)
Total stockholders’ equity	94,198	61,182
Total liabilities and stockholders’ equity	$130,089	$96,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Product sales, net	$2,929	$—	$4,886	$—
Other revenue	—	—	2,627	—
Total revenue, net	2,929	—	7,513	—
Operating expenses:
Cost of product sales	370	—	889	—
Research and development	4,847	5,426	12,771	12,995
Selling, general and administrative	17,031	4,185	45,856	7,045
Total operating expenses	22,248	9,611	59,516	20,040
Loss from operations	(19,319)	(9,611)	(52,003)	(20,040)

Interest income and other income (expense), net	342	224	369	243
Interest expense	(546)	(336)	(1,315)	(857)
Total other expenses, net	(204)	(112)	(946)	(614)
Net loss	$(19,523)	$(9,723)	$(52,949)	$(20,654)

Net loss per share, basic and diluted	$(0.69)	$(0.38)	$(1.91)	$(1.03)
Weighted average common shares outstanding, basic and diluted	28,203,222	25,290,709	27,668,066	20,014,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(52,949)	$(20,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash research and development expenses	—	9,663
Research and development - licenses acquired, expensed	—	1,000
Depreciation	19	—
Loss on disposal of furniture and equipment	35	—
Amortization of debt discount and debt issuance costs	416	—
Stock-based compensation	11,043	2,761
Changes in operating assets and liabilities:
Accounts receivable, net	(2,962)	—
Inventory	(1,781)	—
Prepaid expenses	(1,570)	(961)
Accounts payable	(1,195)	428
Accrued expenses	11,341	1,060
Accrued interest	(930)	480
Due to related party	(97)	(35)
Deferred revenue	2,373	—
Net cash used in operating activities	(36,257)	(6,258)

Cash flows from investing activities
Purchases of furniture and equipment	(269)	(35)
Net cash used in investing activities	(269)	(35)

Cash flows from financing activities
Payment of note payable	(31,077)	—
Debt issuance costs	(38)	—
Proceeds from the issuance of debt	20,000	—
Payment of offering costs in connection with issuance of Series A preferred stock	—	(711)
Proceeds from exercise of stock options	92	—
Proceeds from the issuance of common stock	80,000	86,313
Payment of offering cost in connection with issuance of common stock	(5,270)	(7,604)
Net cash provided by financing activities	63,707	77,998

Net increase in cash and equivalents	27,181	71,705
Cash and equivalents at the beginning of the period	94,846	28,709
Cash and equivalents at the end of the period	$122,027	$100,414

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,830	$377

Supplemental disclosure of noncash investing and financing activities:
Change in note payable	$—	$13,479
Shares issued from the early exercise of options	$100	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The unaudited condensed consolidated financial statements of Dova and its wholly owned subsidiaries AkaRx, Inc. (“AkaRx”) and Dova Pharmaceuticals Ireland Limited (together, the “Company”) include the results of operations for the three and nine months ended September 30, 2018 and September 30, 2017.

Note 2—Significant accounting policies

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the full year or the results for any future periods and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 in the Company’s Annual Report on Form 10-K.

Liquidity and capital resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2018, the Company had an accumulated deficit of $110.1 million.

Since inception, the Company has financed its operations through the issuance of equity and debt with net aggregate proceeds of $238.0 million.  Although the Company began generating revenue from product sales of DOPTELET in June 2018, the Company does not expect product revenue to be sufficient to satisfy its operating needs for several years, if ever.  As of September 30, 2018, the Company had $122.0 million in cash and equivalents. Based on the Company’s forecast of future cash flows, the Company believes that it has adequate cash and equivalents to continue to fund operations in the normal course of business for at least the next 12 months.

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

Inventory

Inventory acquired prior to receipt of the FDA approval for DOPTELET was expensed as research and development expense as incurred. The Company began capitalizing inventory upon receipt of FDA approval on May 21, 2018. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At September 30, 2018, the Company determined that no write downs to inventory for potentially excess, dated or obsolete inventory were required.  The Company’s inventory consists of finished goods only.

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

Research and development costs

Research and development (“R&D”) expenses for the three and nine months ended September 30, 2018 include direct and indirect R&D costs. Direct R&D costs consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in R&D functions, including stock-based compensation for R&D personnel. Indirect R&D costs include insurance or other indirect costs related to the Company’s R&D

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

function to specific product candidates.  The Company expenses pre-approval inventory as R&D until regulatory approval is received.

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

The Company recognizes revenue on product sales when the control of the Company’s product passes to its customers, which occurs at a point in time, upon delivery to the customers, or over time depending on the nature of the contract. The Company has determined that the delivery of its product to its customers constitutes a single performance obligation as there are no other promises to deliver goods or services. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. The Company has assessed the existence of a significant financing component in the agreements with its customers. The trade payment terms with its customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.

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

Product returns: Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has not received any returns to date.

Government rebates and chargebacks: The Company contracts with Medicaid, Medicare, U.S Department of Veterans Affairs, 340b entities and other government agencies (“Government Payors”) so that DOPTELET will be eligible for purchase by, or partial or full reimbursement from, such Government Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Government Payors and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates, chargebacks and discounts that it will provide to Government Payors based upon (i) the government-mandated discounts applicable to government-funded programs, (ii) information obtained from its customers and (iii) information obtained from other third parties regarding the payor mix for DOPTELET. The Company’s liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for product shipments that have been recognized as revenue but remain in the distribution channel inventories at the end of each reporting period.

Other incentives: Other incentives which the Company offers include voluntary patient assistance and assurance programs, such as a co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Strategic agreements

The Company’s other revenue consists of revenue from the Company’s strategic agreements for the development and commercialization of DOPTELET. The terms of the agreements typically include non-refundable upfront fees, payments based upon achievement of milestones and eventually revenue from the commercialized product. These agreements usually have both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments and revenue from the commercialized product are identified as variable consideration.

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

As part of the accounting for these arrangements, the Company develops assumptions that require judgment to determine the estimated selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the selling price on a standalone basis, which may include forecasted revenue, development timelines, and probabilities of regulatory success.

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period assuming the retrospective conversion of member units described above. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. The computations of diluted net loss per common share for the three and nine months ended September 30, 2018 excluded options to purchase 2,689,828 and 2,514,503 shares of common stock, respectively, as the inclusion of these securities would have been antidilutive.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-2, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the estimated term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The Company expects to adopt ASU 2016-2 in the first quarter of 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

its consolidated financial statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for real estate operating leases.

In May 2017, the FASB issued ASU 2017-9, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  The Company adopted ASU 2017-9 as of January 1, 2018.  The adoption of this standard did not impact the Company’s consolidated financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-7, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

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

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-1, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Purchase Agreement included a license to DOPTELET, other associated intellectual property, inventory, documentation and records, and related materials. Because DOPTELET had not yet received regulatory approval, the $5.0 million purchase price paid to date for these assets was expensed in the Company’s statement of operations for the period from Inception to December 31, 2016. In addition, the potential milestone payments based on annual net sales are not yet considered probable, and no milestone payments have been accrued at September 30, 2018.

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amended and Restated Transition Services Agreement with Eisai and an Additional Work Order

On October 1, 2018, the Company and Eisai entered into an Amended and Restated Transition Services Agreement (the “Amended TSA”) and an Additional Work Order (“Work Order”) pursuant to which Eisai has agreed to provide services to the Company after the expiration of the original Transition Services Agreement by and between Eisai and the Company, dated March 30, 2016 (the "TSA"), on March 31, 2018.

Under the Work Order, Eisai has agreed to provide certain regulatory, CMC, nonclinical, clinical pharmacology, and statistical services to the Company in order to support the Company's new drug application and marketing authorization application to the European Medicines Agency for the period from April 1, 2018 through June 30, 2019. Pursuant to the Amended TSA, the Company is obligated to pay Eisai for services provided by Eisai personnel based on a fixed payment schedule. To the extent that service fees and out-of-pocket costs payable by the Company to Eisai under the Amended TSA exceed $51.0 million, the Company's obligation to pay milestone payments under the Eisai Purchase Agreement will be reduced. To date, the Company has incurred $31.1 million under the TSA and the Amended TSA. Pursuant to the Amended TSA, payments due were financed under the Eisai note described below. The Company may terminate the services provided under the Amended TSA on a service-by-service basis or the agreement in its entirety upon 60-days’ written notice. The Amended TSA may also be terminated (i) by mutual consent, (ii) by either party upon 60-days’ written notice if the other party materially breaches the agreement, (iii) by either party in the event of the other party’s bankruptcy, insolvency or certain similar occurrences and (iv) by either party in the event that such party is unable to perform its obligations under the agreement as a result of events outside of its reasonable control.

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

For the three months and nine months ended September 30, 2018, the Company incurred expenses under the SAs of $52,200 and $254,400, respectively, which were included in selling, general and administrative expenses.

For the three months and nine months ended September 30, 2017, the Company incurred expenses under the SAs of $150,000 and $450,000, respectively, which were included in selling, general and administrative expenses.

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6—Stock-based compensation

Options

The Company maintains the Amended and Restated 2017 Equity Incentive Plan (“2017 Equity Incentive Plan”).  The 2017 Equity Incentive Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The 2017 Equity Incentive Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors.  The Company’s stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the three and nine months ended September 30, 2018 have a maximum contractual term of 10 years.

The Company initially reserved 4,285,250 shares of common stock for issuance under the 2017 Equity Incentive Plan.  The number of shares of common stock reserved for issuance under the 2017 Equity Incentive Plan automatically increases on January 1 each year, for a period of ten years, from January 1, 2018 through January 1, 2027, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.   As of September 30, 2018, 2,615,129 shares were reserved for grant under the 2017 Equity Incentive Plan.

Stock option valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on its historical volatility as well as the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Prior to the IPO, the fair values of the shares of common stock underlying the Company options were estimated on each grant date by the Company. In order to determine the fair value, the Company considered, among other things, contemporaneous valuations of the Company’s common stock and preferred stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an IPO, or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. Since the IPO, the fair value of the common stock underlying the Company’s options has been based upon the closing price of the Company’s common stock on the grant date.

Option awards

The fair value of the Company’s option awards was estimated using the assumptions below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Exercise price	$22.29	$23.90-$24.28	$22.29-$33.47	$3.73-$24.28
Risk-free rate of interest	2.84%-2.92%	1.86%-2.16%	2.41%-3.02%	1.71%-2.16%
Expected term (years)	5.4-6.9	5.5-7.0	5.0-7.0	5.2-7.1
Expected stock price volatility	64%-65%	87%-89%	64%-88%	87%-89%

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018:

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2017	2,128,641	7.90	9.4	$44,481,000
Granted	843,150	29.17	9.2
Exercised	(51,641)	4.62
Forfeited	(274,500)	8.57
Outstanding - September 30, 2018	2,645,650	14.68	8.8	$24,784,000
Options vested and exercisable - September 30, 2018	636,392	6.68	8.4	$9,455,000

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s closing common stock price on September 28, 2018, or $20.97 per share, and the exercise price of the stock options that had strike prices below $20.97 per share. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2018 was $20.12.

As of September 30, 2018, there was approximately $15.7 million of total unrecognized compensation expense, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 1.0 year.

Stock-based compensation expense has been reported in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018 as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of product sales	$—	$—	$292	$—
Selling, general and administrative	3,446	1,690	9,149	2,179
Research and development	590	452	1,602	582
Total stock-based compensation	$4,036	$2,142	$11,043	$2,761

Note 7 — Significant agreements and contracts

Distribution Agreement with Fosun

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

Under the agreement, the Company received a non-refundable upfront payment of $4.5 million during the second quarter of 2018, which consisted of an upfront payment of $5.0 million, less $0.5 million that was withheld in accordance with tax withholding requirements in China and recorded as an expense during the nine months ended September 30, 2018.  The Company is also eligible to receive additional future payments upon the achievement of certain regulatory milestones. The Company assessed this arrangement in accordance with ASC Topic 606 and concluded that the contract counterparty, Fosun, is a customer.  The Company determined the distinct, material performance obligations within this agreement consist of (1) the exclusive right to develop and commercialize DOPTELET for multiple indications in the territory, (2) the delivery of certain indication specific information, and (3) manufacture and supply of commercial product.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During the nine months ended September 30, 2018, the Company recognized $2.6 million related to the up-front payment as other revenue in connection with the Fosun agreement. The amount of revenue recognized in connection with this agreement is commensurate with the deliverables provided by the Company to Fosun in achieving the performance obligation. The remaining transaction price of $2.4 million is recorded in deferred revenue as of September 30, 2018, on the condensed consolidated balance sheet and will be recognized upon the delivery of certain information packages for indications which are currently in development. The relative fair value of deliverables was calculated using a combination of discounted cash flow and cost avoidance models (Level 3 inputs), under which estimated cash flows were discounted using a risk-adjusted rate that aligns with publicly available information of Fosun's cost structure. Estimated cash flows were determined based on management's best estimate of the performance of DOPTELET for each indication in the territory.

Commercial Outsourcing Agreement with Integrated Commercial Solutions, LLC (“ICS”)

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

Co-Promotion Agreement with Valeant Pharmaceuticals North America LLC

On September 26, 2018, the Company entered into a Co-Promotion Agreement (the "Co-Promotion Agreement") with the Salix division of Valeant Pharmaceuticals North America LLC (“Salix”), a subsidiary of Bausch Health Companies Inc., pursuant to which the Company granted Salix the exclusive right to co-promote DOPTELET to specified medical professionals in the Gastroenterology, Colorectal Surgery and Proctology field (the “Specialty”) in the United States.

Pursuant to the Co-Promotion Agreement, the Company will pay Salix a fee based on the quarterly Net Sales (as defined in the Co-Promotion Agreement) of DOPTELET to specified medical professionals in the Specialty in the United States at specified tiered percentages, ranging from Salix receiving a mid-twenties to mid-thirties percent of Net Sales in a calendar year, subject to specified adjustments. In addition, the Company has agreed to pay Salix a milestone payment of $2.5 million upon the achievement of an aggregate Net Sales amount to the Specialty. The Co-Promotion Agreement specifies that the Company will grant Salix a royalty-free right to use trademarks and copyrights relating to DOPTELET in connection with the promotion of DOPTELET in the United States. The Co-Promotion Agreement also contains provisions regarding payment terms, confidentiality and indemnification, as well as other customary provisions.

The co-promotion of DOPTELET in the United States pursuant to the terms of the Co-Promotion Agreement will be supervised by a joint steering committee composed of an equal number of representatives from the Company and Salix. Under the terms of the Agreement, the Company remains responsible for the costs of maintaining regulatory approval of, manufacturing, supplying and distributing DOPTELET. Salix has also agreed to maintain at least one hundred Salix sales representatives (subject to certain adjustments) that will have the responsibility to promote DOPTELET in the Specialty in the United States.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company did not make any milestone or royalty payments under the Co-Promotion Agreement for the three and nine months ended September 30, 2018.

Note 8 — Debt

On April 17, 2018, the Company and its wholly owned subsidiary, AkaRx (collectively “Co-Borrowers”), entered into a Loan and Security Agreement with Silicon Valley Bank (“Term Loan”) pursuant to which the Co-Borrowers borrowed $20.0 million.  The loan matures on April 17, 2021 unless the Company achieves a specified revenue milestone in which case the maturity date will be extended to April 17, 2022. The Co-Borrowers are only required to make monthly interest payments until April 30, 2019 unless the Company achieves the specified revenue milestone in which case the interest-only period will be extended until October 31, 2019.  Following the interest-only period, the Co-Borrowers will be required to also make equal monthly payments of principal and interest for the remainder of the term. The Co-Borrowers will also be required to pay an additional final payment at maturity equal to $2.0 million if the term loan is repaid after the interest-only period or a final payment of $0.6 million if the term loan is repaid during the interest-only period.  The final payment amount of $2.0 million has been recorded as a debt discount and is being accreted to the carrying value of the debt using the effective interest method.  In addition, at its option, the Co-Borrowers may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment charge if the loan has been outstanding for less than one year, which prepayment charge of 4% of the outstanding principal amount on the date the loan is prepaid. All obligations under this agreement are guaranteed by all the assets of the Co-Borrowers, except for intellectual property and certain other assets. The agreement bears interest at the WSJ prime rate plus 1.25% per annum.  In connection with the Loan and Security Agreement, the Company incurred debt issuance costs totaling approximately $38,000. These costs are being amortized over the estimated term of the debt using the effective interest method. The Company deducted the debt issuance costs from the carrying amount of the debt as of September 30, 2018. As of September 30, 2018, the carrying value of the term loan was approximately $20.4 million, of which $4.2 million was due within 12 months and $16.2 million was due in greater than 12 months. The debt balance has been categorized within Level 2 of the fair value hierarchy. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date.

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

As of September 30, 2018, annual principal payments due under the Term Loan are as follows:

Aggregate Minimum Payments
Year	(in thousands)
2019	$6,667
2020	10,000
2021	5,333
Total	22,000
Less unamortized debt issuance costs and final payment	(1,622)
Total	$20,378

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9—Commitments and contingencies

Office lease

On May 22, 2018, the Company entered into an Office Lease Agreement (the “Lease”) with Pine Forest 240 TT, LLC, a Delaware limited liability company (the “Landlord”), under which the Company will lease 21,745 square feet of space for its corporate headquarters located at 240 Leigh Farm Road, Durham, North Carolina. Pursuant to the Lease, the Company will effectively renew the Company’s lease of its existing 14,378 square feet of office space (the “Existing Office Space”) that the Company currently subleases from Paidian Research, Inc. pursuant to a sublease agreement, which is scheduled to expire on April 30, 2020, effective May 1, 2020. The Company also leases an additional 1,961 square feet of office space (“Suite 200”), which the Landlord delivered on October 12, 2018, and will lease an additional 5,406 square feet of office space (“Suite 215”), which the Landlord has agreed to use commercially reasonable efforts to deliver on or before August 1, 2019.

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

The lease provides for a tenant improvement allowance of approximately $264,090. As of September 30, 2018, none of the allowance was utilized.

The Company incurred rent expense of $71,565 and $248,567 for the three and nine months ended September 30, 2018.  There was $54,698 and $75,184 rent expense for the three and nine months ended September 30, 2017.

Current future minimum lease payments under the Company’s current lease obligations are $101,316, $309,892 and $78,216 for the remainder of 2018, 2019 and 2020, respectively.

Purchase commitments

As noted in Note 3, the Company has an agreement with Eisai for the commercial supply of DOPTELET. Under the terms of the agreement, the Company will supply Eisai with non-cancelable firm commitment purchase orders. Future minimum purchase obligations are $1.7 million for the remainder of 2018.

The Company has also entered into other agreements with certain vendors for the provision of services, including services related to data access and packaging, under which the Company is contractually obligated to make certain payments to the vendors. The Company enters into contracts in the normal course of business that include, among others, arrangements with clinical research organizations for clinical trials, vendors for preclinical research, and vendors for manufacturing. These contracts generally provide for termination upon notice, and therefore the Company believes that its obligations under these agreements are not material.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 10—Income taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2018 as the Company incurred losses for the three and nine months ended September 30, 2018 and is forecasting additional losses through the fourth quarter of 2018, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2018. Therefore, no federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740.

Due to the Company’s history of losses since inception, the Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

At September 30, 2018, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 11—Employee benefit plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $0.50 per $1.00 of employee contribution into the plan up to a maximum deferral per employee of 4% of the employee’s salary. The Company’s matching contributions totaled approximately $70,163 and $179,003 during the three and nine months ended September 30, 2018, respectively.  There were $5,113 and $6,447 of such contributions for the three and nine month ended September 30, 2017, respectively.

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

Overview

We are a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. On May 21, 2018, the U.S. Food and Drug Administration (“FDA”) approved DOPTELET (avatrombopag), which is an orally administered thrombopoietin receptor agonist for the treatment of thrombocytopenia in adult patients with chronic liver disease (“CLD”) who are scheduled to undergo a procedure.  On April 27, 2018, we also submitted a marketing authorization application ("MAA") with the European Medicines Agency ("EMA") for this same indication. Furthermore, on August 30, 2018, we submitted a supplemental New Drug Application ("sNDA") to the FDA for DOPTELET, seeking approval for the treatment of thrombocytopenia in adult patients with chronic immune thrombocytopenia ("ITP") who have had an insufficient response to a previous treatment. On November 5, 2018 the FDA accepted the sNDA for review with a Prescription Drug User Fee Act goal date of June 30, 2019.

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

We have a limited operating history as we were formed on March 24, 2016. Since our inception, our operations have focused on acquiring rights to DOPTELET, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting clinical trials, preparing for and submitting a new drug application ("NDA") and sNDA for DOPTELET and building a sales organization. We have funded our operations primarily through the sale of preferred and common stock and the incurrence of debt. On July 5, 2017, we closed our IPO of common stock, which resulted in the issuance and sale of 5,077,250 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of approximately $78.7 million after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all outstanding shares of our Series A convertible preferred stock were automatically converted into 3,242,950 shares of common stock.   In addition, on February 27, 2018, we completed an underwritten public offering of 2,500,000 shares of our common stock. The shares were sold to the public at an offering price of $32.00 per share. Net proceeds raised from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other offering expenses.  On April 17, 2018, we, along with our wholly owned subsidiary, AkaRx, (collectively the “Co-Borrowers”), entered in to a Loan and Security Agreement with Silicon Valley Bank, pursuant to which we borrowed $20.0 million (“term loan”) maturing up to 48 months from the closing.   We believe that our existing cash and equivalents, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2018 and for the year ended December 31, 2017, our net loss was $52.9 million and $30.0 million, respectively. As of September 30, 2018, we had an accumulated deficit of $110.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

DOPTLET Key Short-Term Launch Metrics

•
From launch through September 30, 2018, a total of 335 health care professionals have prescribed DOPTELET to their patients with an increasing number using DOPTELET for multiple patients within their practice. Gastroenterologists represented 41.6% of these health care professionals.

•	During the third quarter for prescriptions that completed the adjudication process with payers, we have seen 81% of those prescriptions approved by the payer with an average approval time of 7.9 days.

•	We have made significant progress in our outreach efforts having reached 67% of our target prescribers an average of 2.8 times since launch through September 30, 2018.

•
Inventory held by specialty pharmacies increased by approximately 65% from July 1, 2018 to September 30, 2018 as certain specialty pharmacies increased their inventory levels and stocking locations based on increased patient shipments.

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

Amended and restated transition services agreement and an additional work order

On October 1, 2018, we entered into an Amended and Restated Transition Services Agreement (the “Amended TSA”) and an Additional Work Order (“Work Order”) with Eisai, pursuant to which Eisai has agreed to provide services to us after the expiration of the original Transition Services Agreement, dated March 30, 2016 (the "TSA"), on March 31, 2018.

Under the Work Order, Eisai has agreed to provide certain regulatory, CMC, nonclinical, clinical pharmacology, and statistical services to us in order to support our NDA to the FDA and MAA to the EMA for the period from April 1, 2018 through June 30, 2019. Pursuant to the Amended TSA, we are obligated to pay Eisai for services provided by Eisai personnel based on a fixed payment schedule. To the extent that service fees and out-of-pocket costs payable by us to Eisai under the Amended TSA exceed $51.0 million, our obligation to pay milestone payments under the Eisai stock purchase agreement will be reduced. We may terminate the services provided under the Amended TSA on a service-by-service basis or the agreement in its entirety upon 60-days’ written notice. The Amended TSA may also be terminated (i) by mutual consent, (ii) by either party upon 60-days’ written notice if the other party materially breaches the agreement, (iii) by either party in the event of the other party’s bankruptcy, insolvency or certain similar occurrences and (iv) by either party in the event that such party is unable to perform its obligations under the agreement as a result of events outside of its reasonable control.

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

Effective March 1, 2018, we also entered into a first amendment to the Commercial Outsourcing Master Services Agreement to in order for ICS to purchase and sell DOPTELET to our customers in the United States.  ICS will only make shipments to customers who have an executed contract with us.  Under this amendment, ICS places orders with us to maintain an appropriate level of inventory.  ICS assumes all inventory risk and has sole responsibility for determining the prices at which it sells these products, subject to specified limitations in the amendment.  The agreement will terminate on a date that is mutually agreed upon, in good faith, between ICS and us.  If we do not attain all regulatory approvals and licenses to sell and distribute DOPTELET within one calendar year from the effective date, ICS may terminate the agreement within 30 days written notice.  Upon termination of this arrangement, ICS will be allowed to return one hundred percent of all inventory and revert to be our third-party logistics provider.

Co-Promotion agreement

On September 26, 2018, we entered into a Co-Promotion Agreement (the "Co-Promotion Agreement") with the Salix division of Valeant Pharmaceuticals North America LLC (“Salix”), a subsidiary of Bausch Health Companies Inc., pursuant to which we granted Salix the exclusive right to co-promote DOPTELET to specified medical professionals in the Gastroenterology, Colorectal Surgery and Proctology field (the “Specialty”) in the United States.

Pursuant to the Co-Promotion Agreement, we will pay Salix a fee based on the quarterly Net Sales (as defined in the Co- Promotion Agreement) of DOPTELET to specified medical professionals in the Specialty in the United States at specified tiered percentages, ranging from Salix receiving a mid-twenties to mid-thirties percent of Net Sales in a calendar year, subject to specified adjustments. In addition, we have agreed to pay Salix a milestone payment of $2.5 million upon the achievement of an aggregate Net Sales amount to the Specialty. The Co-Promotion Agreement specifies that we will grant Salix a royalty-free right to use trademarks and copyrights relating to DOPTELET in connection with the promotion of DOPTELET in the United States. The Co-Promotion Agreement also contains provisions regarding payment terms, confidentiality and indemnification, as well as other customary provisions.

The co-promotion of DOPTELET in the United States pursuant to the terms of the Co-Promotion Agreement will be supervised by a joint steering committee composed of an equal number of representatives from us and Salix. Under the terms of the agreement, the we remain responsible for the costs of maintaining regulatory approval of, manufacturing, supplying and distributing DOPTELET. Salix has also agreed to maintain at least one hundred Salix sales representatives (subject to certain adjustments) that will have the responsibility to promote DOPTELET in the Specialty in the United States.

We did not make any milestone or royalty payments under the Co-Promotion Agreement for the three and nine months ended September 30, 2018.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 16, 2018. There have been no material changes during the three months ended September 30, 2018 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the addition of a revenue recognition policy as discussed in Note 2 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Components of results of operations

Revenue

Product sales, net consist of sales of DOPTELET, which was approved by the FDA on May 21, 2018.

In addition, during the nine months ended September 30, 2018, we recognized $2.6 million of the upfront payment received from our development and distribution agreement with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., (collectively, “Fosun”).

Cost of product sales

Cost of product sales consist primarily of direct and indirect costs related to the manufacturing of DOPTELET sold, including third-party manufacturing costs, packaging services, freight, royalty payments to Astellas in addition to inventory adjustment charges. We began capitalizing commercial inventory manufactured upon FDA approval of DOPTELET.

Research and development expense

Research and development expense consists of costs incurred in connection with our research activities, most of which to-date have been incurred under the TSA and the Amended TSA and includes costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Research and development costs are expensed as incurred. Costs for certain activities, such as manufacturing and preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

We expect our research and development expense will increase for the foreseeable future as we pursue additional indications for DOPTELET. Drug candidates in later stages of clinical development, such as DOPTELET, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Additionally, we are hiring internal resources to lead and take over development work that has historically been handled by Eisai personnel under the TSA and the Amended TSA.

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

•	whether any indication approved by regulatory authorities is narrower than we expect;

•	compliance with ongoing regulatory review by the FDA, EMA, or any comparable foreign regulatory authorities;

•	the efficacy and safety of DOPTELET and potential advantages compared to alternative treatments, notwithstanding success in meeting or exceeding clinical trial endpoints;

•	the size of the markets for approved indications in territories in which we receive regulatory approval, if any;

•	the ability to set an acceptable price for DOPTELET and obtain coverage and adequate reimbursement from third-party payors and develop and implement viable patient assistance programs;

•	the acceptance by the prescribing community of DOPTELET;

•	the degree of competition we face from competitive therapies;

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

We expect our selling, general and administrative expense will increase for the foreseeable future to support the commercialization of DOPTELET for its initial indication and other indications, if these other indications gain marketing approval, and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees related to the Co-Promotion Agreement with Salix, outside consultants, lawyers and accountants, among other expenses. Additionally, we have begun to incur increased costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs. In addition, we expect to incur, at an increased rate compared to prior periods, significantly higher expenses associated with building and maintaining a sales and marketing team in connection with the commercialization of DOPTELET. As a result, we expect to report significantly higher general and administrative expenses over the next several fiscal quarters compared to prior periods.

Results of operations for the three months ended September 30, 2018 and 2017

The following table sets forth our selected statements of operations data for the three months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,
	2018	2017
Revenue
Product sales, net	$2,929	$—
Total revenue, net	2,929	—
Operating expenses:
Cost of product sales	370	—
Research and development	4,847	5,426
Selling, general and administrative	17,031	4,185
Total operating expenses	22,248	9,611
Loss from operations	(19,319)	(9,611)

Interest income and other income (expense), net	342	224
Interest expense	(546)	(336)
Total other expenses, net	(204)	(112)
Net loss	$(19,523)	$(9,723)

Revenue

During the three months ended September 30, 2018, product sales, net consist of sales of DOPTELET, which we commercially launched on June 4, 2018.  We did not recognize any revenue during the three months ended September 30, 2017.

Cost of product sales

Cost of product sales of $0.4 million for the three months ended September 30, 2018 consists of the cost of inventory, royalty payments to Astellas and certain distribution and overhead costs.

Research and development expense

Research and development expenses decreased by $0.6 million, from $5.4 million for the three months ended September 30, 2017 to $4.8 million for the three months ended September 30, 2018, primarily driven by the $1.0 million milestone payment that we became obligated to pay Astellas on September 21, 2017 upon the submission of the NDA for DOPTELET and the completion of the clinical trials in 2017 of DOPTELET for the treatment of thrombocytopenia in patients with CLD, scheduled to undergo a procedure, partially offset by the initiation of clinical trials to evaluate DOPTELET for the treatment of PST and CIT.

For the three months ended September 30, 2018, we recorded approximately $3.2 million of product development expenses, $1.0 million of payroll-related expenses, and $0.6 million of stock-based compensation expense.

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

Selling, general and administrative expense

For the three months ended September 30, 2018, selling, general and administrative expenses increased by $12.8 million, which was primarily driven by the increased level of headcount and sales and marketing activities to support the commercial launch of DOPTELET, increased corporate infrastructure and additional costs associated with operating as a public entity.

For the three months ended September 30, 2018, selling, general and administrative expenses consisted of $3.0 million of commercial related expenses $7.7 million of payroll-related expenses, $3.4 million of stock-based compensation expenses, $0.7 million of office operations-related expenses, $1.7 million in professional and consulting fees, and $0.5 million in educational sponsorship and grants.

For the three months ended September 30, 2017, general and administrative expenses were $4.2 million, and were primarily attributable to $1.7 million of stock-based compensation expenses, $0.6 million of payroll-related expenses, $1.0 million of consulting fees, $0.3 million of recruiting fees, $0.3 million of office operations-related expenses and $0.2 million of fees under the SAs with PBM Capital Group, LLC.

Other expenses, net

Other expenses, net for the three months ended September 30, 2018 consisted primarily of $0.5 million of interest expense and amortization of debt issuance costs and accretion expense for the final payment related to our loan with Silicon Valley Bank, and $0.2 million of charitable contributions, partially offset by $0.5 million of income on our money market accounts.

Other expense, net for the three months ended September 30, 2017 consisted primarily of $0.3 million of interest expense related to the Eisai Note, partially offset by $0.2 million of income on our money market mutual funds.

Results of operations for the nine months ended September 30, 2018 and 2017

The following table sets forth our selected statements of operations data for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,
	2018	2017
Revenue
Product sales, net	$4,886	$—
Other revenue	2,627	—
Total revenue, net	7,513	—
Operating expenses:
Cost of product sales	889	—
Research and development	12,771	12,995
Selling, general and administrative	45,856	7,045
Total operating expenses	59,516	20,040
Loss from operations	(52,003)	(20,040)

Interest income and other income (expense), net	369	243
Interest expense	(1,315)	(857)
Total other expenses, net	(946)	(614)
Net loss	$(52,949)	$(20,654)

Revenue

During the nine months ended September 30, 2018, product sales, net consist of sales of DOPTELET. In addition, we recognized the $2.6 million of the upfront payment received from our development and distribution agreement with Fosun. We did not recognize any revenue during the nine months ended September 30, 2017.

Cost of product sales

Cost of product sales of $0.9 million for the nine months ended September 30, 2018, consists of the cost of inventory that was purchased from Eisai that was sold after FDA approval, royalty payments to Astellas and certain distribution and overhead costs.  In addition, for the nine months ended September 30, 2018, cost of product sales included $0.3 million related to a one-time stock-based compensation charge.

Research and development expense

Research and development expenses decreased by $0.2 million, from $13.0 million for the nine months ended September 30, 2017 to $12.8 million for the nine months ended September 30, 2018, primarily driven by the $1.0 million milestone payment that we became obligated to pay Astellas on September 17, 2017 upon the submission of the NDA and the completion of the clinical trials in 2017 of DOPTELET for the treatment of thrombocytopenia in patients with CLD, scheduled to undergo a procedure, partially offset by the initiation of clinical trials to evaluate DOPTELET for the treatment of PST and CIT.

For the nine months ended September 30, 2018, research and development expenses included $8.8 million of clinical development costs associated with the clinical trials initiated to evaluate DOPTELET for the treatment of PST and CIT, $2.4 million of payroll-related expenses and $1.6 million of stock-based compensation expense.

For the nine months ended September 30, 2017, research and development expenses included $9.8 million of expenses under the TSA, $0.9 million of consulting fees, $0.7 million of payroll-related expenses and $0.6 million of stock-based compensation expense, as well as a $1.0 million milestone payment that we became obligated to pay Astellas on September 21, 2017 upon the submission of the NDA.

Selling, general and administrative expense

For the nine months ended September 30, 2018, selling, general and administrative expenses increased by $38.8 million, which was primarily driven by the increased level of headcount and sales and marketing activities to support the commercial launch of DOPTELET, increased corporate infrastructure and additional costs associated with operating as a public entity.

For the nine months ended September 30, 2018, selling, general and administrative expenses of $45.9 million, consists primarily of $17.6 million of payroll-related expenses, $10.0 million of commercial related expenses, $9.1 million of stock-based compensation expenses, $5.8 million of professional and consulting fees, $2.3 million of office operations-related expenses and $1.1 million in educational sponsorship and grants.

For the nine months ended September 30, 2017, selling, general and administrative expenses were $7.0 million, and were primarily attributable to $2.2 million of stock-based compensation expense, $1.2 million of payroll-related expenses, $1.8 million of consulting fees, $0.6 million of employee recruiting expenses, $0.6 million of office operations-related expenses, $0.2 million of travel expenses and $0.5 million of fees under the SAs with PBM Capital Group, LLC.

 Other expenses, net

Other expenses, net for the nine months ended September 30, 2018 consists primarily of $1.3 million of interest expense, amortization of debt issuance costs and accretion expense for the final payment related to our loan with Silicon Valley Bank, $0.5 million of withholding taxes related to the $5.0 upfront payment received from Fosun, $0.2 million of charitable contributions, and $0.4 million of various state franchise taxes partially offset by $1.4 million of income on our money market accounts. Other expenses, net for the nine months ended September 30, 2017 consisted primarily of $0.9 million of interest expense related to the Eisai Note, partially offset by $0.3 million of interest income on our money market mutual funds.

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

We commercially launched DOPTELET in June 2018. Prior to the generation of revenue from DOPTELET, we had not generated any commercial revenue from the sale of our products. We expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash and equivalents, which totaled $122.0 million and $94.8 million at September 30, 2018 and December 31, 2017, respectively.

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Nine months ended September 30,
	2018	2017
Cash and equivalents at the beginning of the period	$94,846	$28,709
Net cash used in operating activities	(36,257)	(6,258)
Net cash used in investing activities	(269)	(35)
Net cash provided by financing activities	63,707	77,998
Cash and equivalents at the end of the period	$122,027	$100,414

Operating activities

Operating activities used $36.3 million of cash during the nine months ended September 30, 2018, primarily for employee related expenses, consulting fees primarily related to our commercial readiness activities and clinical development fees related to the initiation of the PST program, partially offset by the receipt of a $4.5 million upfront payment from our strategic alliance with Fosun and cash receipts from our product sales. Operating cash flows also included office operational expenses, recruiting and legal fees.

Operating activities used $6.3 million of cash during the nine months ended September 30, 2017, primarily for consulting fees, payroll related expenses, office operational expenses, recruiting, professional and legal fees, travel and expenses under the SAs with PBM Capital Group, LLC.

Investing activities

Net cash used in investing activities related primarily for the purchases of equipment during the nine months ended September 30, 2018.  Investing activities during the nine months ended September 30, 2017 were insignificant.

Financing activities

For the nine months ended September 30, 2018, financing activities provided $63.7 million of cash, consisting primarily of net proceeds of $74.7 million from the issuance of common stock from our underwritten offering completed on February 27, 2018 and $20.0 million that was borrowed from Silicon Valley Bank under the Loan and Security Agreement, partially offset by the payment in full of the Eisai Note of $31.1 million and $37,705 in debt issuance costs to secure the new loan.

Financing activities provided $78.0 million of cash during the nine months ended September 30, 2017, consisting of the net proceeds of $78.7 million received upon the closing of our IPO on July 5, 2017, partially offset by the payment of $0.7 million of offering costs for our preferred stock sold in 2016.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to build out our commercial organization including the sales leadership, marketing and market access functions and expand our commercialization activities. As we seek to obtain marketing approval for DOPTELET in other indications, we will incur additional costs around clinical trials and research and development. In addition, if we obtain FDA approval for DOPTELET in other indication or any other drug candidates, we expect to incur significant commercialization expenses. Furthermore, we have begun and will continue to incur costs as a public company that we did not previously incur or have previously incurred at lower rates as a private company.  We expect that, based on our current operating plans, our existing cash and equivalents as of September 30, 2018 will be sufficient to fund our current planned operations for at least the next 12 months. We have based this estimate on assumptions that could prove to be wrong and we could use our capital resources sooner than planned.
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

Clinical trial development is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval of and achieve sales of DOPTELET in other indications or other drug candidates. In addition, DOPTELET or any other drug candidates, if approved, may not achieve commercial success or may be limited in approved indications. Our commercial revenue will initially only be derived from sales of DOPTELET for the treatment of thrombocytopenia in adult patients with CLD who are scheduled to undergo a procedure. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual Obligations and Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2018 (in thousands):

	Payments due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long term debt obligations (including interest) (1)	$22,000	$6,667	$15,333	$—	$—
Operating lease obligations (2)	489	333	156	—	—
Supply agreement with Eisai	1,728	1,728	—	—	—
Total	$24,217	$8,728	$15,489	$—	$—

(1)         Represents the contractually required principal payments on our Loan Security Agreement in accordance with the required payment schedule and the $2.0 million final payment to Silicon Valley Bank on April 17, 2022.
(2)         Represents the contractually required payments under our operating lease obligations in existence as of September 30, 2018 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) not providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) not complying with any requirement that may be adopted by the Public Company Accounting Oversight Board. We will remain an emerging growth company until the earliest of the following to occur of (1) the last day of the fiscal year (a) ending December 31, 2022, which is the end of the fiscal year following the fifth anniversary of the completion our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and nine ended September 30, 2018.

We contract with clinical research organizations globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2018, substantially all of our total receivables and liabilities were denominated in the U.S. dollar.

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

With respect to the quarter ended September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have entered into a loan and security agreement with Silicon Valley Bank, pursuant to which we have borrowed an aggregate of $20.0 million. Our obligations under the loan and security agreement are secured by substantially all of our assets except for our intellectual property and certain other assets, and we may not encumber our intellectual property without Silicon Valley Bank’s prior written consent. The loan and security agreement contains a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of September 30, 2018. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

3.2*
Amended and Restated Bylaws (previously filed as Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 9, 2017, and incorporated by reference herein)

10.1*
At-the-Market Equity Offering Sales Agreement, dated July 27, 2018, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on July 27, 2018, and incorporated by reference herein)

10.2#+	Co-Promotion Agreement, dated as of September 26, 2018, by and between the Registrant and Valeant Pharmaceuticals North America LLC
10.3#+	Amended and Restated Transition Services Agreement, dated as of April 1, 2018, by and between AkaRx, Inc. and Eisai Inc.
31.1#	Certification of Principal Executive Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#++
Certifications of Principal Executive Officer and Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

Dova Pharmaceuticals, Inc.

Date: November 8, 2018	By:	/s/ Alex Sapir
Alex Sapir
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer
(Principal Financial Officer)