Form 10-K
period 2018-12-31
Dova Pharmaceuticals Inc.
filed 2019-03-05
CIK 1685071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $392,411,990 based upon the closing sale price of our common stock of $29.92 on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 4, 2019
Common Stock, $0.001 par value	28,226,552

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

DOVA PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•
the timing, progress and results of clinical trials of DOPTELET for CIT and any other drug candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	the timing of any submission of filings for regulatory approval of DOPTELET, and the timing of and our ability to obtain and maintain regulatory approval of DOPTELET for any indication;

•	our expectations regarding the scope of any approved indication for DOPTELET;

•	our ability to expand the indications for which DOPTELET is approved, including for ITP;

•	our expectations regarding the size of the patient populations for, market acceptance and opportunity for and clinical utility of DOPTELET or any other drug candidates;

•	our ability to rely on Eisai for services under the Amended TSA (as defined below), including with respect to the development of DOPTELET;

•
our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes, including our ability to maintain our supply agreement with Eisai;

•	our ability to successfully expand the commercialization of DOPTELET;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our strategic plans and expectations for, and our ability to identify, develop and obtain regulatory approval for, new drug candidates;

•	the implementation of our strategic plan to identify and develop treatments for diseases treated by specialist physicians;

•	our ability to establish or maintain collaborations or strategic relationships;

•	our ability to identify, recruit and retain key personnel;

•	our ability to protect and enforce our intellectual property protection for DOPTELET, and the scope of such protection;

•	our financial performance and expectation regarding future funding sources;

•	our competitive position and the development of and projections relating to our competitors or our industry;

•	the impact of laws and regulations; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

All brand names or trademarks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the symbols ® and TM, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. Unless the context requires otherwise, references in this report to “Dova,” the “Company,” “we,” “us,” and “our” refer to Dova Pharmaceuticals, Inc. and its subsidiaries.

PART I

Item 1.        Business

OVERVIEW

We are a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. On May 21, 2018, the U.S. Food and Drug Administration (“FDA”) approved DOPTELET (avatrombopag), which is an orally administered thrombopoietin receptor agonist ("TPO-RA") for the treatment of thrombocytopenia in adult patients with chronic liver disease (“CLD”) scheduled to undergo a procedure.

On April 27, 2018, we also submitted a marketing authorization application ("MAA") with the European Medicines Agency ("EMA") for this same indication. We have received the 180-day questions and continue to work towards a resolution of outstanding questions. Furthermore, on August 30, 2018, we submitted a supplemental New Drug Application ("sNDA") to FDA for DOPTELET, seeking approval for the treatment of thrombocytopenia in adult patients with chronic immune thrombocytopenia ("ITP") who have had an insufficient response to a previous treatment. On October 29, 2018, FDA accepted the sNDA for review with a Prescription Drug User Fee Act ("PDUFA") goal date of June 30, 2019.

We are also conducting a Phase 3 trial in chemotherapy-induced thrombocytopenia ("CIT"). We expect to report results for the primary and select secondary endpoints from this trial in the first half of 2020.

Overview of thrombocytopenia and current treatments

Thrombocytopenia is characterized by a deficiency of platelets that impairs blood clot formation and increases bleeding risk. Thrombocytopenia is defined as having less than 150,000 platelets per microliter of circulating blood and is diagnosed with a routine blood test. Thrombocytopenia can result in significant bleeding risk even in cases of minor injury. Platelet deficiency can also increase the risk of excessive, uncontrolled bleeding during or after a medical or surgical procedure.

Physicians determine how to treat thrombocytopenia, either in the acute setting or chronically, based on a number of factors, including the patient’s platelet count, etiology of the underlying cause of thrombocytopenia, duration of required platelet count elevation and the patient’s overall health profile. Acute prophylactic treatment of thrombocytopenia involves platelet transfusions, which are currently used in patients with CLD in advance of medical or surgical procedures and also in connection with other medical treatments that reduce platelet counts, such as chemotherapy. Despite being the standard of care, platelet transfusions are associated with limitations that impact their use including variable efficacy, transfusion reactions, risk of antibody development in up to 50% of patients, short duration of effect of transfused platelets, limited supply and inconvenience of administration.

Chronic treatment of thrombocytopenia involves continuous treatment of the disorder. The substantial majority of patients who require chronic treatment for thrombocytopenia suffer from ITP. Treatments for ITP target one of the following mechanisms: reduction of autoimmune activity that causes abnormal platelet destruction, surgical removal of the spleen to prevent trapping of platelets in the spleen or stimulation of platelet production. First-line therapy for ITP is typically focused on reducing autoimmune activity and consists of corticosteroids or intravenous immunoglobulin ("IVIG"). Second line alternatives include rituximab, which is used off-label to reduce autoimmune activity, and splenectomy to address the trapping of the platelets in the spleen. Currently marketed TPO-RAs, which aim to stimulate platelet production, are also used in the second line treatment of ITP. However, we believe these available treatments have limitations that impact their use, such as limited efficacy, risk to patient safety, patient non-compliance or inconvenience.

Because of the limitations of current therapies used for thrombocytopenia in the acute and chronic setting, we believe there remains a significant unmet need for a treatment that demonstrates reliable and predictable effectiveness and a favorable safety profile, that can be conveniently administrated and potentially reduce the bleeding risk for patients.

DOPTELET

DOPTELET is designed to mimic the effects of thrombopoietin ("TPO"), in vitro and in vivo. TPO is a hormone produced in the liver and kidneys that binds to its receptor, c-Mpl (myeloproliferative leukemia protein). Following TPO receptor binding, intracellular signaling leads to megakaryocyte growth and maturation, which results in increased platelet production. TPO-RAs, like TPO, stimulate the activation, proliferation and maturation of megakaryocytes, resulting in an increase in circulating platelets.

DOPTELET is a highly specific TPO-RA and it binds to the TPO receptor at a distinct site from native TPO, leaving the TPO receptor accessible to native TPO, enabling DOPTELET to have a potential additive effect to TPO on platelet production.

We believe DOPTELET addresses the shortcomings associated with the standard of care, platelet transfusions, including the risk of transfusion reactions, antibody development in up to 50% of patients, short duration of effect of transfused platelets, limited supply and inconvenience of administration. In addition, we believe DOPTELET's efficacy and safety profiles and convenient oral dosing, taken with food, differentiate it from the TPO-RAs currently marketed for ITP. We believe attributes specific to DOPTELET make it a compelling treatment option for patients with thrombocytopenia in both the acute and chronic settings.

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

ITP affects approximately 60,000 adults in the United States and despite the currently available therapies, there remains an important unmet need for patients with ITP. We believe that DOPTELET, along with currently marketed TPO-RAs Promacta and Nplate for the treatment of patients with ITP alone, has an approximately $800 million addressable market in the United States and an approximately $1.5 billion worldwide addressable market.

There are currently no marketed products for CIT. Once a patient develops CIT, the most common options for the patient are to delay chemotherapy treatments, reduce the chemotherapy dose or receive a platelet transfusion.

We hold the worldwide rights to DOPTELET for all current and future indications, which we acquired from Eisai in March 2016. Our intellectual property strategy aims to protect and control the development and commercialization of DOPTELET. Our owned and in-licensed patents provide us with composition of matter and method of use exclusivity with respect to DOPTELET in the United States, including a composition of matter patent that expires in 2025, with possible patent term extension up to 2029. We also hold patents and applications in major world markets with respect to DOPTELET, which are projected to expire between 2023 and 2032, excluding any extension of patent term that may be available in a particular country.

Pipeline

The following table summarizes our lead development programs.

Potential Additional Indications for DOPTELET:

Chronic Immune Thrombocytopenia (ITP)

On August 30, 2018, we submitted a sNDA to FDA for DOPTELET, seeking approval for the treatment of thrombocytopenia in adult patients with ITP who have had an insufficient response to a previous treatment. On October 29, 2018, FDA accepted the sNDA for review with a PDUFA goal date of June 30, 2019. Our sNDA is supported by safety and efficacy data from one pivotal randomized, placebo-controlled Phase 3 clinical trial in the target indication that met its primary and first secondary efficacy endpoints with high statistical significance (p<0.0001). Additional supportive efficacy data for the ITP sNDA are provided by two Phase 2 ITP clinical trials, one discontinued Phase 3 ITP trial, as well as the two Phase 3 trials for the treatment of thrombocytopenia in patients with CLD. In total, 128 subjects with ITP have been treated with DOPTELET with a median duration of treatment of 7 months and a maximum duration of treatment of greater than 2 years.  Data from all 24 studies in the DOPTELET clinical development program support the safety and tolerability of DOPTELET across multiple indications.

In our pivotal Phase 3 clinical trial in patients with ITP, a total of 49 patients were randomized to receive either DOPTELET (n=32) or placebo (n=17). The trial met its primary endpoint by showing that DOPTELET was superior to placebo for the cumulative number of weeks that subjects achieved platelet counts of greater than or equal to 50,000 platelets per microliter of circulating blood (12.4 weeks in the treatment group compared to 0 weeks in the placebo group (p<0.0001)). Additionally, for the first secondary efficacy endpoint, we observed superior platelet response at day eight for patients treated with DOPTELET as compared to placebo (p<0.0001). In addition, in the Phase 3 clinical trial and two Phase 2 clinical trials of DOPTELET for the treatment of adults with chronic ITP, DOPTELET has been observed to have a favorable exposure-adjusted safety profile with chronic administration.

Chemotherapy-induced Thrombocytopenia (“CIT”)

We are currently enrolling patients in a Phase 3, randomized, double-blind, placebo-controlled clinical trial evaluating the efficacy and safety of DOPTELET in subjects receiving treatment for non-hematological cancers such as ovarian, non-small cell lung and bladder cancer who develop CIT, defined as platelet count of less than 50,000 platelets per microliter in their previous cycle of chemotherapy. With approximately 125,000 platelet transfusions administered every year for cancer patients who develop CIT, we believe this market represents a significant market expansion opportunity for DOPTELET. We expect to enroll a total of 120 patients in the trial. The primary endpoint of the trial is the proportion of patients not requiring a platelet transfusion, not requiring a dose reduction of chemotherapy by at least15%, and not requiring a chemotherapy schedule delay by at least four days. We expect to report primary and select secondary endpoint data from this trial in the first half of 2020.

Pre-surgery Thrombocytopenia ("PST") and CLD Registry Study

During the first half of 2018, we initiated a Phase 3 clinical trial to evaluate DOPTELET for the treatment of a broader population of patients with thrombocytopenia undergoing surgery and a post marketing registry study for CLD patients, both designed for publication purposes.  Due to our decision to focus on developing DOPTELET for ITP and CIT, we decided to discontinue these trials during the first quarter of 2019.

MANUFACTURING

We do not have any manufacturing facilities. We rely on Eisai, acting as our contract manufacturer, for the production of DOPTELET for clinical trials and commercial supply. We have a supply agreement with Eisai that governs this manufacturing support.

We believe Eisai’s manufacturing processes are in compliance with guidance from global regulatory authorities such that the drug should meet the manufacturing requirements for world-wide distribution pending appropriate regulatory clearance in the applicable jurisdiction.

We are in process of establishing a second source manufacturer for DOPTELET to ensure continuity of product supply.

COMMERCIALIZATION

United States

We commercially launched DOPTELET for the treatment of thrombocytopenia in adult patients with CLD during the second quarter of 2018. We began with a field sales force of 50 sales representatives and eventually grew to 75 representatives in the third quarter of 2018. During the fourth quarter of 2018, we executed a robust commercially driven healthcare provider education effort that included more than 125 speaker programs with key opinion leader presenters that reached more than 1,150 unique attendees. In December 2018, we hired a Chief Commercial Officer who is leading a reassessment of our launch efforts including our sales force deployment, the marketing and messaging of the product and our market access strategy. As a result, in January 2019, we refocused our sales deployment to reduce redundancy in call points among the field teams. As such, our specialty team of 44 sales representatives and five regional sales directors are focused on driving DOPTELET sales primarily within the hepatology, hematology and interventional radiology call points. We expect to implement revised marketing and messaging in the second quarter of 2019.

In September 2018, we entered into a Co-Promotion Agreement (the "Co-Promotion Agreement") with the Salix division of Valeant Pharmaceuticals North America LLC (“Salix”), a subsidiary of Bausch Health Companies Inc. The Co-Promotion Agreement requires approximately 100 Salix sales representatives (subject to certain adjustments) to promote DOPTELET to specified medical professionals in the Gastroenterology, Colorectal Surgery and Proctology fields ("the Specialty) in the United States. Salix is required to ensure the incentive compensation package for each of its sales representatives promoting DOPTELET is at least 50% of the target incentive compensation derived from achieving target sales of DOPTELET. Pursuant to the Co-Promotion Agreement, we pay Salix a fee based on the quarterly Net Sales (as defined in the Co-Promotion Agreement) of DOPTELET to specified medical professionals in the Specialty in the United States at specified tiered percentages, ranging from Salix receiving a mid-twenties to mid-thirties percent of Net Sales in a calendar year, subject to specified adjustments. In addition, we have agreed to pay Salix a milestone payment of $2,500,000 upon the achievement of an aggregate Net Sales amount to the Specialty. For further information on our Co-Promotion Agreement, please refer to our "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K.

International

Development and Distribution Agreement with Fosun

On March 16, 2018, we entered into a Manufacturing and Distribution Agreement (the “Distribution Agreement”) with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., (collectively, “Fosun”) pursuant to which we granted Fosun the exclusive development and distribution rights of DOPTELET in mainland China and Hong Kong (the “Territory”). Under the terms of the Distribution Agreement, Fosun will have the right to exclusively commercialize and to assist us with the registration of DOPTELET in the Territory.  Fosun is solely responsible for commercialization activities in the Territory and associated expenses. We are responsible for supplying finished drug product at a fixed price to Fosun for the distribution of product upon approval.

Under the Distribution Agreement, we received a non-refundable upfront payment of $4.5 million during the second quarter of 2018, which consisted of an upfront payment of $5.0 million, less $0.5 million that was withheld in accordance with tax withholding requirements in China.  We are also eligible to receive additional future payments upon the achievement of certain regulatory milestones. For further information on our Distribution Agreement, please refer to our "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K.

We continue to pursue collaborations with third parties to commercialize DOPTELET outside the United States, either through territorial licenses or distributor relationships. In the future, we also may selectively partner with leading companies that we believe can contribute additional resources and know-how for the development and commercialization of DOPTELET for additional indications and geographic regions.

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

The key competitive factors affecting the success of DOPTELET, are likely to be its efficacy, safety, convenience, pricing and durability.

CLD: With respect to DOPTELET for the treatment of thrombocytopenia in patients with CLD scheduled to undergo a procedure, our main competitor is Shionogi's Mulpleta (lusutrombopag), which launched in the United States during the third quarter of 2018. Mulpleta is another TPO-RA indicated for the treatment of thrombocytopenia in patients with CLD undergoing planned procedures and has previously been approved in Japan. In February 2019, Shionogi received European Union Marketing Authorization for lusutrombopag for the treatment of severe thrombocytopenia in adult patients with CLD undergoing invasive procedures.

ITP: With respect to DOPTELET for the treatment of thrombocytopenia in patients with ITP, we anticipate competing directly with the currently marketed TPO-RAs Promacta and Nplate as well as Tavalisse, an oral spleen tyrosine kinase (SYK) inhibitor. In addition, we are aware that, Bristol-Myers Squibb Company, Shire PLC, Immunomedics Inc., Protalex Inc. and others are developing drugs that may have utility for the treatment of ITP.

CIT: With respect to DOPTELET for the treatment of CIT, there are currently no approved pharmaceutical products for the treatment of CIT. Amgen has announced plans to evaluate Nplate for the treatment of CIT in a Phase 3 study beginning in 2019. In addition, new oncology therapies may decrease the use of traditional chemotherapy agents that cause severe thrombocytopenia.

We are also aware of several other drug candidates in earlier stages of development as potential treatments for the indications that we are targeting.

INTELLECTUAL PROPERTY

As of January 17, 2019, we own 25 foreign patents and one foreign patent application related to DOPTELET, and we license from Astellas three granted U.S. patents, 74 foreign patents and two foreign patent applications related to DOPTELET. Our patent portfolio for DOPTELET includes a patent family directed to the DOPTELET composition of matter and methods of using DOPTELET, which is expected to expire between 2023 and 2029, including available patent term adjustment and potential patent term extension (which has been requested and is currently under review). Our patent portfolio for DOPTELET also includes a European patent directed to the crystalline avatrombopag compound, which is expected to expire in 2032, excluding any patent term extension and patent term adjustment that may be available.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted a term of 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be adjusted to recapture a portion of the United States Patent and Trademark Office (the

"USPTO"), delay in issuing the patent, and extended to recapture a portion of the patent term effectively lost as a result of FDA regulatory review period of the drug covered by the patent. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval of the drug, and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug, a method for using it, or a method for manufacturing it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Eisai Stock Purchase Agreement

We acquired worldwide rights to DOPTELET from Eisai in March 2016 pursuant to a stock purchase agreement, (the "Eisai stock purchase agreement"). Under the Eisai stock purchase agreement, we acquired all of the shares of our wholly-owned subsidiary AkaRx, Inc ("AkaRx"). Pursuant to the Eisai stock purchase agreement, Eisai received an upfront payment of $5.0 million and we are obligated to pay Eisai aggregate milestone payments up to $135.0 million based on annual net sales of DOPTELET, which are calculated on an annual basis. The rights to DOPTELET, including any associated intellectual property and regulatory rights, are subject to a right of reversion in the event we fail to make any required milestone payment or in the event we elect to discontinue the DOPTELET program. Until we pay Eisai all of the milestone payments contemplated under the Eisai stock purchase agreement, we must use commercially reasonable efforts to commercialize and sell DOPTELET. For further information on our Eisai Agreement, as well as our other agreements with Eisai such as our Transition Services Agreement, Amended and Restated Transition Services Agreement, an Additional Work Order and our Supply Agreement, please refer to our "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K.

License agreement with Astellas

The primary intellectual property related to DOPTELET is licensed to us from Astellas on an exclusive, worldwide basis under the terms of a license agreement we acquired from Eisai in connection with our acquisition of the rights to DOPTELET from Eisai. Under the terms of the license agreement, we are required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the submission of the NDA, we became obligated to make a milestone payment of $1.0 million within 30 days.  This payment was made in October 2017.  We will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. No amounts have been accrued for any potential future milestone payments as such payments have not been deemed probable. In addition, upon the launch of DOPTELET, we started paying Astellas royalties on net sales of DOPTELET. Our royalty rates are tiered in the mid to high single-digit percentages.  See Note 4 “The purchase agreement and related transactions” in the accompanying notes to the consolidated financial statements included in this Annual Report for additional information.

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

We cannot market a drug candidate in the United States until the drug has received FDA approval.

The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s Good Laboratory Practice ("GLP"), regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board ("IRB"), at each clinical site or a central IRB serving multiple client sites before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices (“GCPs”);

•	requirements to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of an NDA after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion by the FDA of study site(s) and/or sponsor inspections;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient ("API"), and finished drug are produced and tested to assess compliance with cGMP requirements; and

•
FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States and review and approval of any supplemental NDA prior to any commercial marketing for additional clinical use indications.

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB, for approval for each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health ("NIH"), for public dissemination on their www.clinicaltrials.gov website.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into a small number of healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a larger patient population to determine metabolism, PK, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in some instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, reversible morbidity or prevention of a disease with a potentially serious outcome, when confirmation of the result in a second trial would be practically or ethically impossible.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the drug may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the drug’s pharmacology, chemistry, manufacture and controls. In addition, under the Pediatric Research Equity Act ("PREA"), an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective or these data may be collected as part of a post-marketing requirement if agreed to by the FDA. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and sponsor under an approved NDA are also subject to annual program user fees. These fees are typically increased annually. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA for the new molecular entity is submitted to FDA because the FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications, i.e., the label. Even if the FDA approves a drug, it may limit the approved indications for use of the drug, require that contraindications, warnings or precautions be included in the drug labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the drug after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a risk evaluation and mitigation strategy ("REMS"), to ensure that the benefits of the drug outweigh the potential risks. A REMS can include a medication guide, a communication plan for healthcare professionals and elements to assure safe use, such as special training and certification requirements for individuals who prescribe or dispense the drug, requirements that patients enroll in a registry and other measures that the FDA deems necessary to assure the safe use of the drug. The requirement for a REMS can materially affect the potential market and profitability of the drug. The FDA may prevent or limit further marketing of a drug based on the results of post-marketing studies or surveillance programs. Once granted, drug approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs. Such supplements are typically reviewed within 10 months of receipt for a standard review or 6 months for a priority review. FDA inspections may also occur during the review of an NDA supplement to assess manufacturing or clinical sites.

Post-approval requirements

At the time an NDA or NDA supplement is approved, a drug may be subject to certain post-approval requirements, which may include additional clinical trials. In addition, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. Drugs may be marketed and promoted only for the approved indications and in accordance with the provisions of the approved labeling.

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

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. This excludes clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, (“CHMP”). At the end of the review period, the CHMP provides an opinion to the European Commission. If this opinion is favorable, the Commission may then adopt a decision to grant a marketing authorization. All new European MAAs must include a risk management plan describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization.

Other healthcare laws

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

The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other.

Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce
s of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, civil money penalties and exclusion from participation in federal healthcare programs.

Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a drug off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our drugs, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our drugs, and the sale and marketing of our drugs, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus significant mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal civil False Claims Act is a civil statute, violations may also implicate various federal criminal statutes.

The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandate, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include health plans, healthcare clearinghouses, and certain healthcare providers, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

The Physician Payments Sunshine Act, which was created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in significant civil monetary penalties. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices or require the tracking and reporting of gifts, compensation or other remuneration to physicians.

Because we commercialize drugs that are reimbursed under a federal healthcare program and other governmental healthcare programs, we have developed a comprehensive compliance program that establishes internal control to facilitate adherence to the rules and program requirements to which we have become subject. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.

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

In addition, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 ("Tax Act") includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called ‘‘Cadillac’’ tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare and Medicaid Services ("CMS"), published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

Moreover, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. These included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed drugs, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (“HHS”) has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (the "Right to Try Act"), was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

 Moreover, the Drug Supply Chain Security Act, imposes new obligations on manufacturers of drugs, among others, related to drug tracking and tracing, which will be phased in over several years beginning in 2016. Among the requirements of this legislation, manufacturers will be required to provide certain information regarding the drug to individuals and entities to which drug ownership is transferred, label drug with a drug identifier, and keep certain records regarding the drug. The transfer of information to subsequent drug owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ drugs are appropriately licensed. Further, under this legislation, manufacturers will have drug investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated drugs, as well as drugs that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Government programs for marketed drugs

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of HHS. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (“AMP”) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. For non-innovator products, generally generic drugs marketed under approved abbreviated new drug applications, the basic rebate amount is 13% of the AMP for the quarter. Until recent amendments to the statute, this was the only rebate applicable to non-innovator products. However, as a result of a November 2015 amendment, non-innovator products are subject to an additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non-innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013). The statutory definition of AMP was amended by the Affordable Care Act. In February 2016, CMS published a final rule to further define AMP and provide clarification on other parts of the rebate program. The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain safety net healthcare providers no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers have not been required to report any pricing information to the Health Resources and Services Administration (“HRSA”), but HRSA issued a notice proposing to collect such information from manufacturers on a quarterly basis and is in the process of preparing a system to operationalize this requirement. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity. Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries have a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare does not cover their prescription drug costs, known as the coverage gap. However, by 2020, Medicare Part D beneficiaries will pay 25% of drug costs after they reach the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap. The cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Beginning in 2011, each manufacturer of drugs approved under NDAs was required to enter into a Medicare Part D coverage gap discount agreement and provide a 50% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D. The Bipartisan Budget Act of 2018 increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning January 1, 2019.

Federal Contracting/Pricing Requirements

Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs, available to authorized users of the Federal Supply Schedule (“FSS”), of the General Services Administration. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the Department of Veterans Affairs, the Department of Defense (“DoD”), the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for federal funding to be available for reimbursement or purchase of the manufacturer’s drugs under certain federal programs. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (“FCP”), which is at least 24% below the Non-Federal Average Manufacturer Price (“Non-FAMP”) for the prior year. The Non-FAMP is the average price for covered drugs sold to wholesalers or other middlemen, net of any price reductions. The accuracy of a manufacturer’s reported Non-FAMPs, FCPs, or FSS contract prices may be audited by the government. Among the remedies available to the government for inaccuracies is recoupment of any overcharges to the four specified federal agencies based on those inaccuracies. If a manufacturer were found to have knowingly reported false prices, in addition to other penalties available to the government, the law provides for significant civil monetary penalties per incorrect item. Finally, manufacturers are required to disclose in FSS contract proposals all commercial pricing that is equal to or less than the proposed FSS pricing, and subsequent to award of an FSS contract, manufacturers are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure to properly disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions.

Tricare Retail Pharmacy Network Program

The DoD provides pharmacy benefits to current and retired military service members and their families through the Tricare healthcare program. When a Tricare beneficiary obtains a prescription drug through a retail pharmacy, the DoD reimburses the pharmacy at the retail price for the drug rather than procuring it from the manufacturer at the discounted FCP discussed above. In order for the DoD to realize discounted prices for covered drugs (generally drugs approved under NDAs), federal law requires manufacturers to pay refunds on utilization of their covered drugs sold to Tricare beneficiaries through retail pharmacies in DoD’s Tricare network. These refunds are generally the difference between the Non-FAMP and the FCP and are due on a quarterly basis. Absent an agreement from the manufacturer to provide such refunds, DoD will designate the manufacturer’s products as Tier 3 (non-formulary) and require that beneficiaries obtain prior authorization in order for the products to be dispensed at a Tricare retail network pharmacy. However, refunds are due whether or not the manufacturer has entered into such an agreement.

Branded Pharmaceutical Fee

A branded pharmaceutical fee is imposed on manufacturers and importers of branded prescription drugs, generally drugs approved under NDAs. In each year between 2011 and 2018, the aggregate fee for all such manufacturers ranged from $2.5 billion to $4.1 billion, and will remain at $2.8 billion in 2019 and subsequent years. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee became effective January 1, 2011, and is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee.

Coverage and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the U.S., private health insurers and other third-party payors often provide reimbursement for drugs and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs. Sales of our drug candidate, and any future drug candidates, will therefore depend substantially on the extent to which the costs of our drug candidate, and any future drug candidates, will be paid by third-party payors. Additionally, the market for our drug candidate, and any future drug candidates, will depend significantly on type access to third-party payors’ formularies, prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic drugs can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug or service does not ensure that other payors will also provide coverage for the drug or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our drugs to each payor separately and will be a time-consuming process.

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

Additional regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling and disposal of various biologic, chemical and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in certain other countries that impose similar obligations.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act ("FCPA"), prohibits U.S. corporations and individuals from engaging in certain activities to obtain or retain business abroad or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Equivalent laws have been adopted in other foreign countries that impose similar obligations.

EMPLOYEES

As of February 28, 2019, we had 115 full-time employees. None of our employees is party to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

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

RISKS RELATED TO OUR BUSINESS, FINANCIAL POSITION AND CAPITAL NEEDS

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a pharmaceutical company with a limited operating history. We were formed in March 2016, and our operations to date have been focused primarily on developing and commercializing our only product, DOPTELET. We have incurred significant net losses in each year since our inception, including net losses of $72.3 million and $30.0 million for the years ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $129.4 million. We expect to incur net losses over the next few years as we invest in the commercialization of DOPTELET and advance our development programs.

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

We have not generated significant revenue and may never be profitable.

Our ability to generate significant revenue and achieve profitability depends primarily on our ability to successfully commercialize DOPTELET, as well as our ability to obtain regulatory approval for and commercialize other drug candidates. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

Due to the numerous risks and uncertainties associated with new pharmaceutical products and development efforts, we are unable to predict the timing or amount of increased expenses, when, or if, we will begin to generate meaningful revenue from product sales, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we determine that additional sales and marketing personnel or other resources are necessary to successfully commercialize DOPTELET or if we face any product liability claims that may be brought against us following the commercial launch of DOPTELET.

If we are unable to generate significant revenues from product sales, particularly from sales of DOPTELET, or to maintain an acceptable cost structure related to our operations, we may not become profitable and may need to obtain additional funding to continue operations.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our loan from Silicon Valley Bank.

We have entered into a loan and security agreement with Silicon Valley Bank, pursuant to which we have borrowed an aggregate of $20.0 million. Our obligations under the loan and security agreement are secured by substantially all of our assets except for our intellectual property and certain other assets, and we may not encumber our intellectual property without Silicon Valley Bank’s prior written consent. The loan and security agreement contains a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of December 31, 2018. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

We are heavily dependent on the success of DOPTELET, and if DOPTELET is not successfully commercialized, our business will be harmed.

DOPTELET is our only approved product for commercial sale. Accordingly, our business currently depends heavily on the successful commercialization of DOPTELET. We cannot be certain that we will be able to continue expanding the commercialization of DOPTELET successfully. Moreover, we may not be successful in our efforts to expand the approval of DOPTELET for other indications, including ITP and CIT. If we were required to discontinue development of DOPTELET for any indication or if DOPTELET does not receive regulatory approval for additional indications or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs and/or commercialization activities.

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials, and building and maintaining sales and marketing capabilities, is expensive. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we expand our sales and marketing activities, continue commercializing DOPTELET and advance our clinical programs.

As of December 31, 2018, we had $104.6 million in cash and equivalents. Based upon our current operating plan, we believe that our existing cash and equivalents will enable us to fund our operating expenses and capital requirements for at least the next 12 months from the issuance date of the financial statements included in this report. Regardless of our expectations as to how long our cash and equivalents will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other comparable foreign regulatory authorities;

•	the initiation, progress, timing, costs and results of our planned clinical trials of DOPTELET for other indications, including CIT;

•	the cost of filing, prosecuting, defending, maintaining and enforcing our patent claims and other intellectual property rights;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us for DOPTELET or any future drug candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of maintaining commercial scale manufacturing supply for existing and future indications;

•	milestone and other payments required under our agreements with Eisai, Astellas, and other collaborators and third parties;

•	the cost of hiring additional personnel;

•	the cost of operating as a public company in the United States;

•
the cost of establishing and maintaining sales, marketing and distribution capabilities for DOPTELET for current and future indications in regions where we choose to commercialize our drugs on our own; and

•	the progress, timing and results of our commercialization of DOPTELET.

We may require additional capital to continue the commercialization of DOPTELET for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure, commercialize DOPTELET for the treatment of ITP, if approved, complete the development of DOPTELET for other potential indications and/or execute our strategic plans to pursue additional drug candidates for diseases treated by specialist physicians. If we were to raise additional capital through the issuance of equity or convertible securities, your ownership interest would be diluted, and the terms of these equity securities could include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the commercialization and further development of DOPTELET for any indication or potentially discontinue operations altogether. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities, which may adversely affect our ability to develop and commercialize DOPTELET for any indication or any other future drug candidates.

We are required to make significant payments in connection with our acquisition of DOPTELET from Eisai and our failure to make these payments may adversely affect our ability to progress our development programs.

In March 2016, we acquired rights to DOPTELET from Eisai pursuant to the Eisai stock purchase agreement. Under the Eisai stock purchase agreement, we are subject to significant obligations, including milestone payments of up to $135.0 million in the aggregate based on annual net sales of DOPTELET, as well as other material obligations. If we fail to make any required milestone payment when due, or if we elect to discontinue developing or commercializing DOPTELET, our rights to DOPTELET, including associated intellectual property rights and regulatory rights, may revert to Eisai. In addition, in connection with our acquisition of the rights to DOPTELET, we entered into a transition services agreement with Eisai (the “TSA”), which has subsequently been amended (the "Amended TSA"), pursuant to which we are obligated to pay Eisai for services provided by Eisai and for the reimbursement of certain out-of-pocket expenses. If we do not comply with our obligations under the Eisai stock purchase agreement or the Amended TSA as required, we could lose developmental and operational support from our counterparties and lose our rights to DOPTELET, which would materially and adversely affect our drug development efforts and our future financial performance.

We rely on our license agreement with Astellas to provide rights to the core intellectual property relating to DOPTELET. Any termination or loss of rights under that license agreement would have a material adverse effect on our development and commercialization of DOPTELET.

We are heavily reliant upon a license to certain core patent rights and other intellectual property necessary to the development of DOPTELET. In connection with our acquisition of the rights to DOPTELET from Eisai, we acquired an exclusive, worldwide license to the primary patents and other intellectual property related to DOPTELET from Astellas. Unless earlier terminated, our license agreement with Astellas will expire on a country-by-country and product-by-product basis upon the latest of (i) the expiration of the last-to-expire claim of the licensed patents, (ii) the expiration of any government-granted marketing exclusivity period for DOPTELET and (iii) 10 years after the last date of launch of DOPTELET to have occurred in any country. Thereafter, the term of the license agreement may be extended for successive one-year terms if we notify Astellas in writing of our desire to extend such term at least three months before it is otherwise set to expire.

Under our license agreement with Astellas, we are obligated to pay to Astellas regulatory milestone payments and tiered royalties in the mid to high single-digit percentages in connection with the net sales of DOPTELET. To the extent these payments become due, we may not have sufficient funds available to meet our obligations, which would allow Astellas to terminate the license agreement.

Additionally, if there is any conflict, dispute, disagreement or claim of non-performance between us and Astellas regarding our rights or obligations under the license agreement, including any conflict, dispute or disagreement or claim arising from our failure to satisfy our payment obligations, Astellas may have a right to terminate the license agreement. Upon termination of the license agreement by Astellas, we would be required to promptly take certain actions, including ceasing use of the licensed patents and other intellectual property, returning to Astellas or its designee or destroying proprietary information and material supplied by Astellas under the license agreement, ceasing the use and sale of DOPTELET, and granting to Astellas an exclusive license to use the trademark owned or controlled by us for DOPTELET in any countries for which Astellas has elected to terminate the license for the purpose of commercializing DOPTELET. Any termination or loss of rights under our license agreement with Astellas would materially and adversely affect our ability to develop and commercialize DOPTELET, which in turn would have a material adverse effect on our business, operating results and prospects.

 We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of February 28, 2019, we had 115 employees and are reliant on services provided to us by Eisai under the Amended TSA. We may hire additional employees for our clinical, scientific, medical, regulatory, operational, human resources, finance, administrative and sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development and commercialization of DOPTELET. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize DOPTELET and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel and consultants.

We are highly dependent on the management, commercial, development, clinical, financial and business development expertise of David Zaccardelli, our Chief Executive Officer, Mark W. Hahn, our Chief Financial Officer, Lee F. Allen, our Chief Medical Officer, Jason Hoitt, our Chief Commercial Officer and Kevin Laliberte, our Senior Vice President, Product Development, as well as the other members of our commercial, scientific and clinical teams. Each of these executive officers may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives.

In December 2018, Dr. Zaccardelli was appointed as our new Chief Executive Officer and Mr. Hoitt was appointed as our new Chief Commercial Officer. There can be no assurances that we will be able to implement a smooth transition to our new Chief Executive Officer and Chief Commercial Officer or that the transition of these responsibilities will be successful. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business, may increase the likelihood of turnover in key officers and employees or could lead to concerns from current and potential customers, suppliers and other third parties with whom we do business, any of which could have a material adverse impact on our operations.

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

We also expect to rely upon consultants for assistance in developing our clinical, regulatory and commercialization strategy. These consultants may also be engaged by third parties and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate at which we can successfully commercialize DOPTELET and grow our business will be limited.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of DOPTELET and any future drugs that we may develop.

We face an inherent risk of product liability and personal injury exposure related to the sale of DOPTELET and any other drugs that we may develop and commercially sell. We are also subject to product liability and personal injury exposure in connection with the testing of drug candidates in human clinical trials. If we cannot successfully defend ourselves against claims that DOPTELET caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently maintain $20 million in product liability insurance coverage in the aggregate, with a per incident limit of $20 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage if we commercialize DOPTELET for additional indications or expand our clinical trials. Because insurance coverage is increasingly expensive, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of DOPTELET or any future drug candidate could be delayed.

We, or the third parties upon whom we depend, may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, financial condition and results of operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial and commercial systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. Furthermore, integral parties in our supply chain and research and development activities are geographically concentrated and operating from single sites, therefore increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect such parties in our research and development activities or our supply chain, it could have a material adverse effect on our business.

RISKS RELATED TO CLINICAL DEVELOPMENT, REGULATORY APPROVAL AND COMMERCIALIZATION

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our drug candidates and our ability to generate revenue will be materially impaired.

The activities associated with the development and commercialization of drug candidates, including the design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval will prevent us from commercializing a drug candidate in the market.

It is possible that DOPTELET will not receive approval in the EU and that any drug candidates we may seek to develop in the future, including DOPTELET for the treatment of ITP and CIT, will not obtain the appropriate regulatory approvals necessary for us to commence sales of such drug candidates.

Clinical failure may occur at any stage of clinical development, and the results of our clinical trials may not support our proposed additional indications for DOPTELET, including for ITP and CIT.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. Moreover, success in clinical trials in a particular indication, does not ensure that a drug candidate will be successful in other thrombocytopenia indications. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical studies or clinical trials or successful later-stage trials in other related indications. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. A failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a drug candidate and may delay development of any other drug candidates. Any delay in, or termination of, our clinical trials in other indications will delay the submission of the NDA to the FDA for such indications, the marketing authorization application to the EMA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize DOPTELET and for such additional indications and generate additional revenue.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. Clinical trials are conducted to determine whether a drug candidate is safe and effective in a specific patient population with a certain condition.  While we may complete these clinical trials with the planned number of patients, there is no guarantee that the results of the clinical trials will support use of a drug candidate for the indication.  Failures may occur in efficacy, safety, or both. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop DOPTELET, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

DOPTELET may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

DOPTELET may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant revenues and become profitable. The degree of market acceptance of DOPTELET for commercial sale, will depend on a number of factors, including but not limited to:

•	final labeling approved by regulatory authorities, including any dose limitations;

•	the clinical efficacy and potential advantages compared to alternative treatments, notwithstanding success in meeting or exceeding clinical trial endpoints;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	our ability to offer our drugs for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing (including size and coverage of our marketing and sales force) and distribution support;

•	the availability of third-party coverage and adequate reimbursement;

•	the prevalence and severity of any side effects, including portal vein thrombosis ("PVT"); and

•	any restrictions on the use of DOPTELET together with other medications.

Market acceptance of DOPTELET may also be affected by the perception that TPO-RAs, because of their mechanism of action, are not safe for the acute treatment of thrombocytopenia due to the possible incidence of PVT. In addition, market acceptance may suffer if DOPTELET is perceived as having limited clinical efficacy beyond its success in meeting trial endpoints in CLD patients, including any perception by physicians that DOPTELET, although effective at increasing platelet count, may not be effective in reducing or controlling excessive bleeding in connection with a procedure.

In addition, the potential patient population for our initial indication is relatively small. This could affect the rate of adoption and as a result, market acceptance of our drug could be much slower than anticipated.

Further, the benefits of DOPTELET compared to platelet transfusions in the acute setting may not be readily accepted by the medical community particularly if the perceived safety and efficacy risks and concerns relating to existing TPO-RAs, including incidence of PVTs, are attributed to DOPTELET. In the acute setting, platelet transfusions are the accepted standard of care to treat thrombocytopenia, and physicians may be hesitant to use a new therapy or treatment such as DOPTELET in lieu of transfusions, including due to physicians’ relative familiarity with platelet transfusions and their safety and efficacy profile. For example, physicians may perceive platelet transfusions to be more effective or precise than TPO-RAs in increasing platelet counts prior to a procedure to a requisite threshold, which is subject to the discretion of the physician and thus may vary depending on the type and invasiveness of the specified procedure. Further, platelet transfusions, which are typically scheduled for the day of a procedure, may be preferred by certain physicians over TPO-RAs, including DOPTELET, to avoid the perceived inconvenience of needing to take scheduled oral doses of TPO-RA treatments in advance of the procedure. Because we expect sales of DOPTELET to generate substantially all of our drug revenues for the foreseeable future, the failure of this drug to find market acceptance would harm our business and could require us to seek additional financing.

The markets for DOPTELET may not be as large as we expect.

Our estimates of the potential market opportunity for DOPTELET include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. These assumptions include the prevalence of CLD and other patients with thrombocytopenia undergoing a procedure and the number of patients with chemotherapy-induced thrombocytopenia. However, there can be no assurance that any of these assumptions are or will remain accurate. For example, physicians and surgeons exercise discretion about the requisite platelet count threshold before a procedure, notwithstanding platelet count thresholds recommended by medical professional associations, which are viewed as clinical guidelines rather than standards of care. As a result, the number of physicians who would determine that an increase in platelet count is necessary prior to a specific procedure, or who would prefer an advance treatment such as DOPTELET rather than prophylactic platelet transfusion on the same day as the procedure, may be smaller than we anticipate. In addition, our assumptions regarding the number of patients with thrombocytopenia that are treated in the chronic setting may be inaccurate, as physicians exercise discretion in determining when a patient with thrombocytopenia should receive chronic treatment. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, then the actual market for DOPTELET for any indication could be smaller than our estimates of our potential market opportunity. The degree of market acceptance by the medical community of DOPTELET could also impact these assumptions and reduce the market size for DOPTELET. If the actual market for DOPTELET is smaller than we expect, our revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

DOPTELET may cause adverse events or have other properties that could limit the scope of market acceptance.

Adverse events caused by DOPTELET could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval for additional indications of DOPTELET. For example, other TPO-RAs evaluated for the treatment of thrombocytopenia in CLD patients have had their development abandoned due to safety issues, including the incidence of PVT. In our clinical trials, treatment emergent adverse events included fever, nausea and abdominal pain and one incident of a treatment emergent PVT that was determined by the investigator to be possibly related to DOPTELET. If an unacceptable frequency or severity of treatment emergent adverse events are reported for patients using DOPTELET or in our current or future clinical trials for DOPTELET for additional indications, including PVTs, our ability to obtain regulatory approval for DOPTELET for additional indications may be negatively impacted.

Furthermore, if DOPTELET causes or is perceived to cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of DOPTELET and could substantially increase the costs of commercialization.

We may expend our limited resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.

Although our strategic plan is focused on drug candidates for diseases treated by specialist physicians, because we have limited financial and management resources, we are currently primarily focused on the commercialization of DOPTELET for the treatment of thrombocytopenia in CLD patients scheduled to undergo a procedure. We are also developing DOPTELET for patients with chronic immune thrombocytopenia as well as for patients with chemotherapy-induced thrombocytopenia. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future development programs for specific indications may not yield any commercially viable drugs. For example, during 2018, we initiated a Phase 3 clinical trial to evaluate DOPTELET for the treatment of a broader population of patients with thrombocytopenia undergoing surgery. However, due to our decision to focus on developing DOPTELET for ITP and CIT, we elected to discontinue this trial. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

If we are unable to establish effective sales, marketing and distribution capabilities either on our own or in collaboration with third-parties, we may not be successful in commercializing DOPTELET.

There are significant expenses and risks involved with establishing our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize an adequate number of qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any drug launch, which would adversely impact the commercialization of DOPTELET for additional indications or outside of the United States. For example, if the commercial launch of any drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our drugs on our own include:

•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe any drugs; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.

We launched DOPTELET in June 2018 with an internal sales and marketing team. Based on the early results of the initial launch activities, we brought in new commercial leadership and focused the deployment of our sales force. In addition, we entered into the Co-Promotion Agreement with Salix, pursuant to which we granted Salix the exclusive right to co-promote DOPTELET to specified medical professionals in the Gastroenterology, Colorectal Surgery and Proctology field in the United States. However, there are still no assurances that we will be able to effectively expand the commercialization of DOPTELET for the treatment of CLD. Furthermore, if we obtain approval for DOPTELET for the treatment of ITP, we may not be able to support its commercialization with our current infrastructure.

We may not also have the resources in the foreseeable future to allocate to the sales and marketing of DOPTELET in certain markets overseas where we may obtain regulatory approval. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the drug and such collaborator’s ability to successfully market and sell the drug. We have established and intend to pursue additional collaborative arrangements regarding the sale and marketing of DOPTELET for certain markets overseas; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to establish our own sales force or negotiate a collaborative relationship for the commercialization of DOPTELET for future indications, we may be forced to delay the potential commercialization of DOPTELET or reduce the scope of our sales or marketing activities for DOPTELET. If we elect to increase our expenditures to fund commercialization activities ourselves, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we are unable to establish adequate sales and marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing DOPTELET for future indications and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies, which would adversely affect our ability to commercialize DOPTELET for future indications and grow our company.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face competition with respect to DOPTELET, and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from many different sources, including major pharmaceutical and specialty pharmaceutical companies, academic institutions and governmental agencies and public and private research institutions.

With respect to DOPTELET for the treatment of thrombocytopenia in patients with CLD scheduled to undergo a procedure, our main competitor is Shionogi's Mulpleta (lusutrombopag), which launched in the United States during the third quarter of 2018. Mulpleta is another TPO-RA indicated for the treatment of thrombocytopenia in patients with CLD undergoing planned procedures and has previously been approved in Japan. In February 2019, Shionogi received European Union Marketing Authorization for lusutrombopag for the treatment of severe thrombocytopenia in adult patients with CLD undergoing invasive procedures.

With respect to DOPTELET for the treatment of thrombocytopenia in patients with ITP, we anticipate competing directly with the currently marketed TPO-RAs Promacta and Nplate as well as Tavalisse, an oral spleen tyrosine kinase (SYK) inhibitor. In addition, we are aware that, Bristol-Myers Squibb Company, Shire PLC, Immunomedics Inc., Protalex Inc. and others are developing drugs that may have utility for the treatment of ITP.

With respect to DOPTELET for the treatment of CIT, there are currently no approved competing products. Amgen has announced plans to evaluate Nplate for the treatment of CIT in a Phase 3 trial beginning in 2019. In addition, new oncology therapies may decrease the use of traditional chemotherapy agents that cause severe thrombocytopenia.

Certain of these therapies may be more competitive than DOPTELET due to their comparatively lower cost, their longer history in clinical use and physicians’ relative familiarity with their efficacy and safety profiles.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than DOPTELET or any other drug that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for our drug or with a label with fewer restrictions or a broader indication, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of DOPTELET and any future drug candidate.

We have limited experience in drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage, distribution, or testing. While DOPTELET was being developed by Eisai, it was also being manufactured by Eisai. We have a supply agreement with Eisai, pursuant to which we agreed to purchase finished drug product for DOPTELET from Eisai and Eisai agreed to supply finished drug product for DOPTELET to us. Pursuant to the supply agreement, Eisai is our exclusive supplier of finished drug product, except that we have the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on our forecasted purchases of DOPTELET. The initial term of the agreement will expire on May 31, 2021. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to us under the agreement, we may elect to seek alternative supply arrangements so long as such failure remains uncured for a specified period of time, subject to certain exceptions. If Eisai is unable to supply us with sufficient commercial grade quantities of DOPTELET, or if we are unable to extend the supply agreement under acceptable terms and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we could experience delays in our development efforts as we locate and qualify new manufacturers. Under such circumstances, we may be required to receive drug substance for use on a purchase order basis, and as such, there can be no assurance that we actually receive sufficient quantities.

Further, our reliance on third-party manufacturers exposes us to risks beyond our control, including the risk of:

•inability to meet our drug specifications and quality requirements consistently;
•delay or inability to procure or expand sufficient manufacturing capacity;
•manufacturing and drug quality issues, including related to scale-up of manufacturing;
•costs and validation of new equipment and facilities required for additional scale-up;
•failure to comply with cGMP and similar foreign standards;
•inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•reliance on a limited number of sources, and in some cases, single sources for drug components, such that if we are unable to secure a sufficient supply of these drug components, we will be unable to manufacture and sell DOPTELET or any future drug candidate in a timely fashion, in sufficient quantities or under acceptable terms;
•lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or the issuance of a FDA Form 483 notice or warning letter;
•carrier disruptions or increased costs that are beyond our control; and
•failure to deliver our drugs under specified storage conditions and in a timely manner.

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

Any of these events could lead to clinical trial delays, failure to obtain regulatory approval or impact our ability to successfully commercialize DOPTELET or any future drug candidates.

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

We and our CROs will be required to comply with the Good Laboratory Practices ("GLPs"), and Good Clinical Practices ("GCPs"), which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our drug candidates that are in clinical development. The Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

If our relationship with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

Our Co-Promotion Agreement with Salix is important to our business. If we or Salix fail to adequately perform under the Co-Promotion Agreement, or if we or Salix terminate the Co-Promotion Agreement, the commercialization of DOPTELET and our business would be adversely affected.

The Co-Promotion Agreement is important to our business, and our ability to fully commercialize DOPTELET in the United States is dependent upon this agreement.

Under the terms of the Co-Promotion Agreement, we remain responsible for the costs of maintaining regulatory approval of, manufacturing, supplying and distributing DOPTELET.  Salix has agreed to maintain at least one hundred sales representatives (subject to certain adjustments) that will have the responsibility to promote DOPTELET to specified medical professionals in the Gastroenterology, Colorectal Surgery and Proctology field (the “Specialty”). Subject to early termination, the initial term of the Co-Promotion Agreement expires on September 26, 2022. Subject to specified notice periods and specified limitations, either party may terminate the Agreement in the event of (i) uncured material breach by the other party, (ii) following the withdrawal of DOPTELET from the market by us for certain specified reasons, (iii) the bankruptcy, insolvency, dissolution or winding up of the other party, (iv) for convenience, such termination right commencing after a specified period of time or (v) if a specified amount of quarterly Net Sales is not achieved, such termination right commencing after a specified period of time.  In addition, we may terminate the Agreement, subject to specified notice periods and specified limitations, (a) if Salix does not maintain a specified average minimum number of sales representatives for two or more consecutive quarters, or (b) if the aggregate number of sales details by Salix’s sales representatives does not exceed a specified minimum amount for two or more consecutive quarters.

Termination of the Co-Promotion Agreement could cause significant delays and disruption to our commercialization efforts for DOPTELET. If the Co-Promotion Agreement is terminated, we may need to seek additional financing to support our commercialization efforts or find another third party to enter into a new collaboration agreement. Any alternative collaboration could also be on less favorable terms to us. If the Co-Promotion Agreement is terminated our business would be adversely affected.

We may seek collaborations with additional third parties for the development or commercialization of DOPTELET. If we are unable to enter into collaborations, or if those collaborations are not successful, we may not be able to capitalize on the market potential of DOPTELET.

In addition to our Co-Promotion Agreement with Salix, we may seek additional third-party collaborators for the development and commercialization of DOPTELET, including if approved for additional indications and marketing outside the United

States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for an additional collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate revenue.

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

Collaborations involving DOPTELET or any future drug candidate would pose a number of risks to us, including:

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to obtain and maintain patent protection for DOPTELET or any future drug candidate, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, which could have a material adverse effect on our ability to successfully commercialize our technology and drug candidates.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to DOPTELET or any future drug candidate. We seek to protect our proprietary position by in-licensing intellectual property relating to DOPTELET, in particular pursuant to our licensing agreement with Astellas, and filing patent applications in the United States and abroad related to our technologies and drug candidates that are important to our business. If we or our licensors are unable to obtain or maintain patent protection with respect to DOPTELET and any future drug candidates we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act ("Leahy-Smith Act"), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

If we were to initiate legal proceedings against a third party to enforce a patent directed to DOPTELET, or one of our future drug candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on DOPTELET. Such a loss of patent protection would materially harm our business.

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

Filing, prosecuting, maintaining and defending patents on our drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. For example, DOPTELET is currently covered by patents in the United States, but not in all other countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our invention in such countries. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and may export otherwise infringing drugs to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These drugs may compete with our drug candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize DOPTELET.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

In addition to seeking patents for our drug candidates and technology, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. Because we expect to rely on third parties to manufacture DOPTELET and any future drug candidates, and we expect to collaborate with third parties on the development of DOPTELET and any future drug candidates, we may be asked to, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. In addition, we may not be able to obtain adequate remedies for breaches of these agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s or other third party’s independent development of, or unauthorized use or disclosure of, our trade secrets, would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The validity, scope and enforceability of any patents listed in the Orange Book that cover DOPTELET can be challenged by competitors.

One or more third parties may challenge the patents covering DOPTELET, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third party files an Abbreviated New Drug Application ("ANDA"), for a generic drug containing DOPTELET, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with DOPTELET, all of which would have a material adverse effect on our business, financial condition, results of operation and prospects.

If we do not obtain protection under the Hatch-Waxman Amendments to extend the patent term and obtain data exclusivity for DOPTELET, our business may be materially harmed.

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, drug candidates and our target indications. Our issued patents, with claims directed to DOPTELET, are expected to expire between 2023 and 2029, including available patent term adjustment and patent term extension. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting DOPTELET might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents.

Depending upon the timing, duration and specifics of FDA marketing approval of DOPTELET, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is limited to only one patent that covers the approved drug (and to only those patent claims covering the approved drug, a method for using it, or a method for manufacturing it) and cannot extend the remaining term of a patent beyond a total of 14 years from the date of drug approval. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.

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

We expect to rely on trademarks as one means to distinguish DOPTELET from the drugs of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe or otherwise violate our trademarks and we may not have adequate resources to enforce our trademarks. Any of the foregoing events may have a material adverse effect on our business, financial condition, results of operation and prospects.

Intellectual property rights do not necessarily address all potential threats to our competitive position.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to support our competitive position. The following examples are illustrative:

•	others may be able to make formulations or compositions that are the same as or similar to DOPTELET but that are not covered by the claims of the patents that we own or license;

•	we or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license;

•	we or our licensors might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that our pending patent applications will not lead to issued patents;

•	issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

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

RISKS RELATED TO REGULATORY APPROVAL OF OUR DRUG CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any future drug candidates we may develop.

Before regulatory authorities grant marketing approval of DOPTELET for any future indications, or any future drug candidate that we seek to develop, we will be required to conduct extensive clinical trials to demonstrate safety and efficacy in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. The FDA may not approve our sNDA for ITP and the EMA or any comparable foreign regulatory authority may not approve our MAA for DOPTELET for the treatment of thrombocytopenia in adult patients with CLD scheduled to undergo a procedure. Accordingly, we may be required to conduct further clinical trials, which may require us to incur significant additional development expenses. As a result, there can be no assurance that we will continue to evaluate and pursue approval for DOPTELET in any such indications.

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive additional marketing approval or commercialize DOPTELET or any future drug candidate, including:

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

We may never obtain approval for or commercialize DOPTELET outside the United States, which would limit our ability to realize its full market potential.

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

A variety of risks associated with marketing DOPTELET internationally could harm our business.

We are seeking regulatory approval for DOPTELET outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

We still face extensive regulatory requirements for DOPTELET and our drug candidates may face future development and regulatory difficulties.

DOPTELET and any drug candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such drug candidate, will be subject to continual requirements of and review by the FDA, EMA and other comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may not be as broad as intended or desired, may be subject to limitations on the indicated uses for which the drug candidate may be marketed or may be subject to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. For example, FDA approval of DOPTELET for the treatment of thrombocytopenia in adult patients with CLD scheduled to undergo a procedure was subject to post marketing requirements for certain pediatric bioavailability, PK/PD and efficacy trials that we must conduct.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of DOPTELET, including the approval of DOPTELET for additional indications, or any future drug candidate. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with health care professionals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research, sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Further, several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

•
federal civil and criminal false claims laws, including, without limitation, the federal civil False Claims Act (that can be enforced through civil whistleblower or qui tam actions), and the civil monetary penalties law, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, ("HITECH"), and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates, individuals or entities, that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
the Physician Payments Sunshine Act, created under Section 6002 of Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "Affordable Care Act") and its implementing regulations, which requires specified manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS"), information related to payments or other “transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members by the 90th day of each calendar year. All such reported information is publicly available; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom may recommend, purchase and/or prescribe DOPTELET may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, it may be subject to criminal, civil and administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize DOPTELET and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of DOPTELET for additional indications, restrict or regulate post-approval activities and affect our ability to profitably sell DOPTELET or any additional drug candidates for which we obtain marketing approval.

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

•
expansion of healthcare fraud and abuse laws, including the federal civil False Claims Act and the federal Anti-Kickback Statute, which include, among other things, new government investigative powers and enhanced penalties for non-compliance;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 ("Tax Act") includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called ‘‘Cadillac’’ tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs and, accordingly, our financial operations.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. In addition, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (the “Right to Try Act”), was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of DOPTELET, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent drug labeling and post-marketing testing and other requirements.

Coverage and adequate reimbursement may not be available for DOPTELET, which could make it difficult for us to sell our drugs profitably.

Market acceptance and sales of any drug candidates that we develop will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, and on what tier of its formulary the drug will be placed. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs. Further, Medicare beneficiaries who participate in Medicare Part D health plans may be unwilling or unable to pay enhanced cost share amounts for drugs once their initial coverage limits have been reached and they are subject to the Medicare Part D “coverage gap” conditions.

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

U.S. economic sanctions and export control laws and regulations prohibit the shipment of certain drugs and services to countries, governments and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent doing any business, directly or indirectly, with countries, governments and persons targeted by U.S. sanctions and to ensure that our drug candidates, if approved, and DOPTELET are not exported or used by countries, governments and persons targeted by U.S. sanctions, such measures may be circumvented.

Furthermore, if we export our drug candidates, if approved, and DOPTELET the exports may require authorizations, including a license, a license exception or other appropriate government authorization. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Failure to comply with export control and sanctions regulations for a particular sale may expose us to government investigations and penalties.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we commercialize DOPTELET and eventually commence international sales and business, we may engage with collaborators and third-party intermediaries to sell our drugs abroad and to obtain necessary permits, licenses and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

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

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in June 2017, the intraday price of our common stock has fluctuated from a low of $5.62 to a high of $35.00.  As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	adverse regulatory decisions, including failure to receive regulatory approval of DOPTELET outside of the United States or for additional indications;

•
any delay in our regulatory filings for DOPTELET or any future drug candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of DOPTELET or any other future drug candidates;

•	adverse results from, delays in or termination of clinical trials;

•	unanticipated serious safety concerns related to the use of DOPTELET or any other future drug candidate;

•	lower than expected market acceptance of DOPTELET following approval for commercialization;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	investors’ general perception of our company and our business

•	recruitment or departure of key personnel;

•	overall performance of the equity markets;

•	trading volume of our common stock;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	proposed changes to healthcare laws in the United States or foreign jurisdictions, or speculation regarding such changes;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

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

Sales of a substantial number of our shares into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

In addition, we have filed registration statements on Form S-8 registering the issuance of approximately 7.0 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144.

Additionally, certain holders of our common stock from before our initial public offering, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of March 4, 2019, our executive officers and directors and their respective affiliates, including entities under the control of Paul Manning, in the aggregate, beneficially own a majority of our outstanding common stock. Further, Paul Manning and entities under his control beneficially own a majority of our common stock. As a result, Paul Manning can control, and these other persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending December 31, 2022, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, ("the Exchange Act"), the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Global Market. Section 302 of the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our annual reports. These require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq Global Market, the SEC or other regulatory authorities. In addition, our common stock may not be able to remain listed on the Nasdaq Global Market or any other securities exchange.

The 2017 comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law legislation, known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that significantly revised the Internal Revenue Code of 1986, as amended. The federal income tax legislation, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), effective for net operating losses incurred in taxable years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the changes to the federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the changes in the federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

 Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Act, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

As of December 31, 2018, we had federal and state net operating loss carryforwards of $43.5 million. The federal and state net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 will begin to expire, if not utilized, by 2036. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities.  Under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the Tax Act.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In connection with our recent IPO, it is possible that we have experienced an ownership change limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, stockholder activism, the current political environment and the current high level of government intervention may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 1B.          Unresolved Staff Comments

None.

Item 2.             Properties

Our corporate and executive office is located in an approximately 16,300 square foot facility at 240 Leigh Farm Road, Suite 245, Durham, North Carolina 27707.  We have also agreed to lease an additional approximately 9,300 square feet of office space, which the landlord has agreed to use commercially reasonable efforts to deliver on or before August 1, 2019.

We believe that our existing facilities, as well as the additional capacity that we expect to be delivered under the Pine Forest Lease are adequate to meet our current and expected near term needs, and we believe that suitable additional alternative space will be available in the future on commercially reasonable terms

Item 3.             Legal Proceedings

We are not subject to any material legal proceedings.

Item 4.             Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock is listed on the Nasdaq Global Market under the symbol “DOVA.”

Holders

As of December 31, 2018, there were 28,204,098 shares of common stock outstanding held by 12 record stockholders. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6.                                        Selected Financial Data

The following consolidated statement of operations data for the years ended December 31, 2018 and December 31, 2017 and consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited financial statements included within this Annual Report. The statement of operations data for the period from March 24, 2016 (Inception) to December 31, 2016 and balance sheet data as of December 31, 2016 have been derived from our audited financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report.

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the period from March 24, 2016 (Inception) to December 31, 2016
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Product sales, net	$7,728	$—	$—
Other revenue	2,627	—	—
Total revenue, net	10,355	—	—
Operating expenses:
Cost of product sales	1,180	—	—
Research and development	18,304	15,710	25,842
General and administrative	61,921	13,499	1,201
Total operating expenses	81,405	29,209	27,043
Loss from operations	(71,050)	(29,209)	(27,043)

Other income (expense)
Other income, net	644	486	9
Interest expense	(1,876)	(1,232)	(156)
Total other expenses, net	(1,232)	(746)	(147)
Net loss	$(72,282)	$(29,955)	$(27,190)

Net loss per share, basic and diluted	$(2.60)	$(1.40)	$(1.57)
Weighted average common shares outstanding, basic and diluted	27,803,175	21,435,369	17,332,257

	As of December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents	$104,566	$94,846	$28,709
Total assets	112,169	96,379	28,746
Total liabilities	35,811	35,197	21,951
Total stockholders’ equity	76,358	61,182	6,795

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. On May 21, 2018, the U.S. Food and Drug Administration (“FDA”) approved DOPTELET (avatrombopag), which is an orally administered thrombopoietin receptor agonist for the treatment of thrombocytopenia in adult patients with chronic liver disease (“CLD”) scheduled to undergo a procedure.  On April 27, 2018, we also submitted a marketing authorization application ("MAA") with the European Medicines Agency ("EMA") for this same indication. We have received the 180-day questions and continue to work towards a resolution of outstanding questions. Furthermore, on August 30, 2018, we submitted a supplemental New Drug Application ("sNDA") to the FDA for DOPTELET, seeking approval for the treatment of thrombocytopenia in adult patients with chronic immune thrombocytopenia ("ITP") who have had an insufficient response to a previous treatment. On October 29, 2018 the FDA accepted the sNDA for review with a Prescription Drug User Fee Act goal date of June 30, 2019.

We initiated a Phase 3 trial in chemotherapy-induced thrombocytopenia ("CIT") during the first quarter of 2018. We expect to report results for the primary and select secondary endpoints from this trial in the first half of 2020. In addition, during the first half of 2018, we initiated a Phase 3 clinical trial to evaluate DOPTELET for the treatment of a broader population of patients with thrombocytopenia undergoing surgery ("PST") and a post marketing registry study for CLD patients, both designed for publication purposes.  Due to our decision to focus on developing DOPTELET for ITP and CIT, we decided to discontinue these trials during the first quarter of 2019.

We have a limited operating history as we were formed on March 24, 2016. Since our inception, our operations have focused on acquiring rights to DOPTELET, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting clinical trials, preparing for and submitting a new drug application ("NDA") and sNDA for DOPTELET, building a commercial organization, including a field sales team and launching DOPTELET. We have funded our operations primarily through the sale of preferred and common stock and the issuance of debt. On July 5, 2017, we closed our IPO of common stock, which resulted in the issuance and sale of 5,077,250 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of approximately $78.7 million after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all outstanding shares of our Series A convertible preferred stock were automatically converted into 3,242,950 shares of common stock. In addition, on February 27, 2018, we completed an underwritten public offering of 2,500,000 shares of our common stock. The shares were sold to the public at an offering price of $32.00 per share. Net proceeds raised from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other offering expenses. On April 17, 2018, we, along with our wholly owned subsidiary, AkaRx, (collectively the “Co-Borrowers”), entered in to a Loan and Security Agreement with Silicon Valley Bank, pursuant to which we borrowed $20.0 million (“term loan”) maturing up to 48 months from the closing. We believe that our existing cash and equivalents, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2018 and December 31, 2017, our net loss was $72.3 million and $30.0 million, respectively. As of December 31, 2018, we had an accumulated deficit of $129.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue to invest in the clinical development of DOPTELET for the treatment of CIT;

•	continue the commercialization of DOPTELET;

•	manufacture DOPTELET under our supply agreement with Eisai;

•	maintain, expand and protect our intellectual property portfolio;

•	evaluate opportunities for development of additional drug candidates; and

•	incur additional costs associated with operating as a public company.

DOPTLET Key Short-Term Launch Metrics

•
From launch through December 31, 2018, a total of 694 health care professionals have prescribed DOPTELET to their patients with an increasing number of repeat prescribers. In addition, the number of new prescribers increased by more than 100 percent from the third to fourth quarters of 2018.

•
More than 21,000 calls were conducted, reaching more than 8,700 unique health care providers during the fourth quarter of 2018. For the year ended December 31, 2018, we conducted more than 39,000 calls with more than 12,000 unique healthcare providers.

•
For prescriptions in the fourth quarter that have gone through the adjudication process with the payers, 83% of those prescriptions were approved. On average the time to decision for a prescription was 6.3 business days in the quarter.

•
Inventory held by specialty pharmacies in our contracted network decreased by approximately 34% from October 1, 2018 to December 31, 2018. The inventory decrease was driven by shipments to patients more than doubling in the fourth quarter of 2018 as compared to the prior quarter.

Significant Agreements and Contracts

Stock purchase agreement with Eisai

In March 2016, we entered into the stock purchase agreement with Eisai, (the “Eisai stock purchase agreement”), pursuant to which we acquired the worldwide rights to DOPTELET. The terms of the Eisai stock purchase agreement included (i) an upfront payment of $5.0 million, (ii) milestone payments up to $135.0 million in the aggregate based on annual net sales of DOPTELET and (iii) a commitment to negotiate in good faith to secure a long-term supply agreement with Eisai to purchase supplies of DOPTELET from Eisai. See Note 4 “The purchase agreement and related transactions” in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Amended and restated transition services agreement and an additional work order

Eisai historically provided services to us pursuant to a Transition Services Agreement, dated March 30, 2016 (the "TSA") and a series of work orders, which expired on March 31, 2018. On October 1, 2018, we and Eisai entered into an Amended and Restated Transition Services Agreement (the “Amended TSA”) and an Additional Work Order (“Work Order”), dated as of April 1, 2018, pursuant to which Eisai has agreed to provide services to us after the expiration of the original TSA.

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

Supply agreement with Eisai

In June 2017, we entered into a supply agreement with Eisai, pursuant to which we agreed to purchase finished drug product of DOPTELET from Eisai and Eisai agreed to supply finished drug product of DOPTELET to us. The initial term of the agreement will expire on May 31, 2021. After the initial term, the supply agreement may be renewed by mutual agreement of the parties. During the initial term, Eisai is our exclusive supplier of finished drug product of DOPTELET except that we have the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on our forecasted purchases of DOPTELET during the remainder of the initial term. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to us under the agreement, we may elect to seek alternative supply arrangements so long as such failure remains uncured, subject to certain exceptions. The aggregate payments to Eisai under the supply agreement for finished drug product will be the greater of a fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of DOPTELET.

 Eisai note and security agreement

On March 30, 2016, we issued a secured promissory note to Eisai (the “Note”), which had an interest rate of 5% per annum, and enabled us to finance payments due to Eisai under the TSA for all costs incurred through December 31, 2017. The principal amount of the Note was increased on a quarterly basis by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. The total aggregate spend through this Note was $31.1 million and on March 16, 2018, we repaid in full this principal balance along with accumulated interest of $1.3 million.

 License agreement with Astellas

The primary intellectual property related to DOPTELET is licensed to us from Astellas on an exclusive, worldwide basis under the terms of a license agreement we acquired from Eisai in connection with our acquisition of the rights to DOPTELET from Eisai. Under the terms of the license agreement, we are required to make payments upon the achievement of certain milestones. In 2017, upon the submission of the NDA, we became obligated to make a milestone payment of $1.0 million.  We will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. In addition, we will be required to pay Astellas tiered royalties in the mid to high single-digit percentages on net sales of DOPTELET. No amounts have been accrued for any potential future milestone payments as such payments have not been deemed probable. See Note 4 “The purchase agreement and related transactions” in the accompanying notes to the consolidated financial statements included in this Annual Report for additional information.

Services agreements with PBM Capital Group, LLC

On April 1, 2016, we and AkaRx each entered into a services agreement (each, a “SA”) with PBM Capital Group, LLC. Pursuant to the terms of each of the SAs, which have terms of 12 months each (and are automatically renewable for successive one-year periods), PBM Capital Group, LLC has rendered advisory and consulting services to us and AkaRx. Services provided under the SAs include certain scientific and technical, accounting, operations and back office support services. In consideration for these services, we and AkaRx were each obligated to pay PBM Capital Group, LLC a monthly management fee of $25,000. On March 30, 2018, the SA agreement between AkaRx and PBM Capital Group, LLC was terminated. Effective April 1, 2018, the monthly management fee for the SA between us and PBM Capital Group, LLC was reduced to $17,400.

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

Distribution Agreement

On March 16, 2018, we entered into a Manufacturing and Distribution Agreement (the “Distribution Agreement”) with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a wholly owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., (collectively, “Fosun”) whereby we granted Fosun the exclusive development and distribution rights of DOPTELET in mainland China and Hong Kong (the “Territory”). Under the terms of the Distribution Agreement, Fosun will have the right to exclusively commercialize and to assist us with the registration of DOPTELET in the Territory.  Fosun is solely responsible for commercialization activities in the Territory and associated expenses. We are responsible for supplying finished drug product at a fixed price to Fosun for the distribution of product upon approval.

The agreement between Fosun and the Company is governed by a joint steering committee comprised of equal representation by the Company and Fosun and operated on a consensus basis. In the event that the parties do not agree, the Company will have deciding authority, except with respect to matters that solely affect the territory.

Under the Distribution Agreement, we received a non-refundable upfront payment of $4.5 million during the second quarter of 2018, which consisted of an upfront payment of $5.0 million, less $0.5 million that was withheld in accordance with tax withholding requirements in China.  We are also eligible to receive additional future payments upon the achievement of certain regulatory milestones.

Co-Promotion agreement

On September 26, 2018, we entered into a Co-Promotion Agreement (the "Co-Promotion Agreement") with the Salix division of Valeant Pharmaceuticals North America LLC (“Salix”), a subsidiary of Bausch Health Companies Inc., pursuant to which we granted Salix the exclusive right to co-promote DOPTELET to specified medical professionals in the Gastroenterology, Colorectal Surgery and Proctology fields (the “Specialty”) in the United States.

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

The co-promotion of DOPTELET in the United States pursuant to the terms of the Co-Promotion Agreement will be supervised by a joint steering committee composed of an equal number of representatives from us and Salix. Under the terms of the agreement, we remain responsible for the costs of maintaining regulatory approval of, manufacturing, supplying and distributing DOPTELET. Salix has also agreed to maintain at least one hundred Salix sales representatives (subject to certain adjustments) that will have the responsibility to promote DOPTELET in the Specialty in the United States.

Subject to early termination, the initial term of the Co-Promotion Agreement expires on September 26, 2022. Subject to specified notice periods and specified limitations, either party may terminate the Co-Promotion Agreement (i) in the event of uncured material breach by the other party, (ii) following the withdrawal of DOPTELET from the market by us for certain specified reasons, (iii) in the event of bankruptcy, insolvency, dissolution or winding up of the other party, (iv) for convenience, such termination right commencing after a specified period of time or (v) if a specified amount of quarterly Net Sales is not achieved, such termination right commencing after a specified period of time.  In addition, we may terminate the Agreement, subject to specified notice periods and specified limitations, (a) if Salix does not maintain a specified average minimum number of sales representatives for two or more consecutive quarters, or (b) if the aggregate number of sales details by Salix’s sales representatives does not exceed a specified minimum amount for two or more consecutive quarters.

Components of results of operations

Revenue

Product sales, net consist of sales of DOPTELET, which was approved by the FDA on May 21, 2018.

In addition, during the year ended December 31, 2018, we recognized $2.6 million of the upfront payment received from our development and distribution agreement with Fosun.

Cost of Product Sales

Cost of product sales consists primarily of direct and indirect costs related to the manufacturing of DOPTELET sold, including third-party manufacturing costs, packaging services, freight, royalty payments to Astellas in addition to inventory adjustment charges. We began capitalizing commercial inventory manufactured upon FDA approval of DOPTELET.

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

The duration, costs and timing of additional clinical trials for DOPTELET and any other drug candidates will depend on a variety of factors that include the following:

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

We expect our selling, general and administrative expense will increase for the foreseeable future to support the commercialization of DOPTELET for its initial indication and other indications, if these other indications gain marketing approval, and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees related to the Co-Promotion Agreement with Salix, outside consultants, lawyers and accountants, among other expenses. Additionally, we have begun to incur increased costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs. In addition, we expect to incur, at an increased rate compared to prior periods, significantly higher expenses associated with building and maintaining a sales and marketing team in connection with the commercialization of DOPTELET. As a result, we expect to report significantly higher selling, general and administrative expenses over the next several fiscal quarters compared to prior periods.

Other expenses, net

Other expenses, net consists primarily of interest expense related to our loan with Silicon Valley Bank, Eisai note and interest income on our cash and equivalents.

Results of Operations for the year ended December 31, 2018 and 2017

The following table sets forth our selected statements of operations data for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31, 2018	Year ended December 31, 2017
Revenue:
Product sales, net	$7,728	$—
Other revenue	2,627	—
Total revenue, net	10,355	—
Operating expenses:
Cost of product sales	1,180	—
Research and development	18,304	15,710
Selling, general and administrative	61,921	13,499
Total operating expenses	81,405	29,209
Loss from operations	(71,050)	(29,209)

Other income (expense)
Other income, net	644	486
Interest expense	(1,876)	(1,232)
Total other expenses, net	(1,232)	(746)
Net loss	$(72,282)	$(29,955)

Revenue

During the year ended December 31, 2018, product sales, net consisted of sales of DOPTELET, which we launched on June 4, 2018. In addition, we recognized the $2.6 million of the upfront payment received from our development and distribution agreement with Fosun. We did not recognize any revenue during the year ended December 31, 2017.

Cost of product sales

Cost of product sales of $1.2 million for the year ended December 31, 2018 consisted of the cost of inventory that was purchased from Eisai that was sold after FDA approval, royalty payments to Astellas and certain distribution and overhead costs.  In addition, for the year ended December 31, 2018, cost of product sales included $0.3 million related to stock-based compensation charges.

Research and development expense

Research and development expenses increased by $2.6 million, to $18.3 million for the year ended December 31, 2018 from $15.7 million for the year ended December 31, 2017, primarily driven by the initiation of clinical trials to evaluate DOPTELET for the treatment of PST and CIT and increased employee headcount, partially offset by the $1.0 million milestone payment that we became obligated to pay Astellas in 2017 upon the submission of the NDA and the completion of the clinical trials in 2017 of DOPTELET for the treatment of thrombocytopenia in patients with CLD, scheduled to undergo a procedure.

For the year ended December 31, 2018, research and development expenses included $10.9 million of clinical development costs associated with the clinical trials initiated to evaluate DOPTELET for the treatment of PST and CIT, $3.0 million of payroll-related expenses, $2.3 million in professional and consulting fees, and $2.1 million of stock-based compensation expense.

For the year ended December 31, 2017, research and development expenses included $10.7 million of expenses under the TSA, primarily related to clinical trial costs for the CLD indication, $0.9 million of consulting fees, $1.4 million of payroll-related expenses and $1.2 million of stock-based compensation expense, as well as a $1.0 million milestone payment that we became obligated to pay Astellas on September 21, 2017 upon the submission of the NDA.

Selling, general and administrative expense

For the year ended December 31, 2018, selling, general and administrative expenses increased by $48.4 million, which was primarily driven by the increased level of headcount and sales and marketing activities to support the commercial launch of DOPTELET, increased corporate infrastructure and additional costs associated with operating as a public entity.

For the year ended December 31, 2018, selling, general and administrative expenses consisted of $14.8 million of commercial related expenses $24.3 million of payroll-related expenses, $10.1 million of stock-based compensation expenses, $3.2 million of office operations-related expenses, $8.2 million in professional and consulting fees, and $1.3 million in educational sponsorship and grants.

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

Other expenses, net

Other expenses, net for the year ended December 31, 2018 consisted primarily of $1.9 million of interest expense, amortization of debt issuance costs and accretion expense for the final payment related to our loan with Silicon Valley Bank, $0.5 million of withholding taxes related to the $5.0 million upfront payment received from Fosun, $0.2 million of charitable contributions, and $0.4 million of various state franchise taxes partially offset by $1.8 million of income on our money market accounts.

Other expenses, net for the year ended December 31, 2017 consisted primarily of $1.2 million of interest expense related to the Eisai note, partially offset by $0.5 million of interest income on invested cash and equivalents.

Liquidity and capital resources

We have funded our operations primarily through the sale of debt and equity instruments (common and preferred). On July 5, 2017, we closed our IPO, which resulted in the issuance and sale of 5,077,250 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $78.7 million after deducting underwriting discounts and commissions and other offering costs. On February 27, 2018, we completed an underwritten public offering of 2,500,000 shares of our common stock at an offering price of $32.00 per share. Net proceeds raised from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, on April 17, 2018, we borrowed $20.0 million from Silicon Valley Bank pursuant to the Loan and Security Agreement.

We commercially launched DOPTELET in June 2018. Prior to the generation of revenue from DOPTELET, we had not generated any commercial revenue from the sale of our products. We expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash and equivalents, which totaled $104.6 million and $94.8 million at December 31, 2018 and December 31, 2017, respectively.

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Year ended December 31, 2018	Year ended December 31, 2017
Cash and equivalents at the beginning of the period	$94,846	$28,709
Net cash used in operating activities	(53,666)	(10,899)
Net cash used in investing activities	(367)	(1,062)
Net cash provided by financing activities	63,753	78,098
Cash and equivalents at the end of the period	$104,566	$94,846

Operating activities

Operating activities used $53.7 million of cash during the year ended December 31, 2018, primarily for employee related expenses, consulting fees primarily related to our commercial launch activities and clinical development costs related to the CIT program, partially offset by the receipt of a $4.5 million net upfront payment from our strategic alliance with Fosun and cash receipts from our product sales. Operating cash flows also included office operational expenses, recruiting and legal fees.

Operating activities used $10.9 million of cash during the year ended December 31, 2017, primarily for consulting fees, payroll related expenses, office operational expenses, recruiting, professional and legal fees, and travel expenses.

Investing activities

Net cash used in investing activities related primarily for the purchases of equipment during the year ended December 31, 2018.

Investing activities during the year ended December 31, 2017 included a $1.0 million milestone payment related to DOPTELET.

Financing activities

For the year ended December 31, 2018, financing activities provided $63.8 million of cash, consisting primarily of net proceeds of $74.7 million from the issuance of common stock from our underwritten offering completed on February 27, 2018 and $20.0 million that we borrowed from Silicon Valley Bank under the Loan and Security Agreement, partially offset by the payment in full of the Eisai Note of $31.1 million.

Financing activities provided $78.1 million of cash during the year ended December 31, 2017, consisting of the net proceeds of $78.7 million received upon the closing of our IPO on July 5, 2017, partially offset by the payment of $0.7 million of offering costs for our preferred stock sold in 2016.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to build out our commercial organization including the sales leadership, marketing and market access functions and expand our commercialization activities. As we seek to obtain marketing approval for DOPTELET in other indications, we will incur additional costs around clinical trials and research and development. In addition, if we obtain FDA approval for DOPTELET in other indication or any other drug candidates, we expect to incur significant commercialization expenses. Furthermore, we have begun and will continue to incur costs as a public company that we did not previously incur or have previously incurred at lower rates as a private company.  We expect that, based on our current operating plans, our existing cash and equivalents as of December 31, 2018 will be sufficient to fund our current planned operations for at least the next 12 months. We have based this estimate on assumptions that could prove to be wrong and we could use our capital resources sooner than planned.
Our future funding requirements will depend on many factors, including:

•	costs of continued commercial activities, including product sales, marketing, manufacturing and distribution, for DOPTELET in CLD and other indications, such as ITP, if approved;

•	the scope, progress, results and costs of clinical trials;

•	the scope, prioritization and number of our research and development programs;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the costs of retaining key research and development, sales and marketing personnel;

•	the costs of building out internal accounting, legal, compliance and other operational and administrative functions;

•	the timing and size of any milestone payments required under our existing or future arrangements;

•	the extent to which we acquire or in-license other drug candidates and technologies; and

•	the costs of establishing sales and marketing capabilities if we obtain regulatory approvals to market our drug candidates.

Clinical trial development is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval of and achieve sales of DOPTELET in other indications or other drug candidates. In addition, DOPTELET or any other drug candidates, if approved, may not achieve commercial success or may be limited in approved indications. Our commercial revenue will initially only be derived from sales of DOPTELET for the treatment of thrombocytopenia in adult patients with CLD scheduled to undergo a procedure. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Loan and Security Agreement

On April 17, 2018, we, along with our wholly owned subsidiary, AkaRx, entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which we borrowed $20.0 million.  The loan matures on April 17, 2021 unless we achieve a specified revenue milestone in which case the maturity date will be extended to April 17, 2022. We are only required to make monthly interest payments until April 30, 2019 unless we achieve the specified revenue milestone in which case the interest-only period will be extended until October 31, 2019.  Following the interest-only period, we will be required to also make equal monthly payments of principal and interest for the remainder of the term. We will also be required to pay an additional final payment at maturity equal to $2.0 million if the term loan is repaid after the interest-only period or a final payment of $0.6 million if the term loan is repaid during the interest-only period.  In addition, at our option, we may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment charge if the loan has been outstanding for less than one year, which prepayment charge would be 4% of the outstanding principal amount on the date the loan is prepaid. All obligations under this agreement are guaranteed by all the assets of our assets, except for intellectual property and certain other assets. The agreement bears interest at the WSJ prime rate plus 1.25% per annum. We are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on their capital stock, subject to limited exceptions. As of December 31, 2018, we were in compliance with all covenants under the Loan and Security Agreement.

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

The following table summarizes our commitments to settle contractual obligations at December 31, 2018:

Contractual obligations (in thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt obligations (including interest(1)	$22,000	$6,667	$15,333	$—	$—
Operating lease obligations (2)	2,003	341	1,303	359	—
Total contractual obligations	$24,003	$7,008	$16,636	$359	$—

(1)         Represents the contractually required principal payments on our Loan and Security Agreement in accordance with the required payment schedule and the $2.0 million final payment to Silicon Valley Bank on April 17, 2022.
(2)         Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2018 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.

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

Significant accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Effective January 1, 2018, we adopted the provisions of Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

Product Sales, net

We currently are approved to sell DOPTELET in the U.S. market.  The product is distributed through an exclusive distribution model with ICS.  ICS sells DOPTELET to a limited number of specialty pharmacies (“customers”), who have agreements in place with us.  Patients and healthcare providers purchase the product from the specialty pharmacy providers.

We recognize revenue on product sales when the control of our product passes to our customers, which occurs at a point in time, upon delivery to the customers, or over time depending on the nature of the contract. We have determined that the delivery of our product to our customers constitutes a single performance obligation as there are no other promises to deliver goods or services. Should changes in conditions cause management to determine that these criteria are not met for any new or modified transactions, revenue recognized could be adversely affected.

Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, government chargebacks, discounts and rebates, and other incentives, such as voluntary patient assistance, and other fee for service amounts that are detailed within contracts between us and our customers relating to the sale of our products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

Trade discounts and distribution fees: Trade discounts relate to prompt settlement discounts provided to ICS and the customers.  Distribution fees include fees paid to ICS for the distribution of the product (which is based on a percentage of sales).  In addition, we compensate our customers for data and other activities. We have determined that such services received to date are not distinct from our sale of products and may not reasonably represent fair value for these services.  Therefore, estimates of these payments are recorded as a reduction of revenue based on contractual terms.

Product returns: Consistent with industry practice, we generally offer customers a limited right of return for product that has been purchased from us based on the product’s expiration date. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses on the condensed consolidated balance sheets. We currently estimate product return liabilities using available industry data and our own sales information, including our visibility into the inventory remaining in the distribution channel.

Government rebates and chargebacks: We contract with Medicaid, Medicare, U.S. Department of Veterans Affairs, 340b entities and other government agencies (“Government Payors”) so that DOPTELET will be eligible for purchase by, or partial or full reimbursement from, such Government Payors. We estimate the rebates, chargebacks and discounts we will provide to Government Payors and deduct these estimated amounts from our gross product revenue at the time the revenue is recognized. We estimate these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. We estimate the rebates, chargebacks and discounts that we will provide to Government Payors based upon (i) the government-mandated discounts applicable to government-funded programs, (ii) information obtained from its customers and (iii) information obtained from other third parties regarding the payor mix for DOPTELET. Our liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for product shipments that have been recognized as revenue but remain in the distribution channel inventories at the end of each reporting period.

Other incentives: Other incentives which we offer include voluntary patient assistance and assurance programs, such as a co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

Each of the above adjustments are recorded at the time of revenue recognition, resulting in a reduction in product sales, net, and an increase in accrued expenses or a reduction in accounts receivable, net. The above adjustments require significant estimates, judgment and information obtained from external sources. If management's estimates differ from actuals, we will record adjustments that would affect product sales, net in the period of adjustment.

Strategic agreements

Our other revenue consists of revenue from strategic agreements. The terms of the agreements typically include non-refundable upfront fees, payments based upon achievement of milestones and eventually revenue from the commercialized product. These agreements usually have both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments and revenue from the commercialized product are identified as variable consideration.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under these agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Our performance obligations include intellectual property rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which we expect to complete its performance obligations under the arrangement. If we cannot reasonably estimate when our performance obligations either are completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for these arrangements, we develop assumptions that require judgment to determine the estimated selling price of each performance obligation identified in the contract. We use key assumptions to determine the selling price on a standalone basis, which may include forecasted revenue, development timelines, and probabilities of regulatory success. Changes to our assumptions could have a significant impact on our revenue recognition.

We allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation.

If the right to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the right when the right is transferred to the customer, and the customer can use and benefit from the right. For rights that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

At the inception of the arrangement, we evaluate whether the development milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

We also have a strategic agreement with Fosun for the exclusive development and distribution rights of DOPTELET in mainland China and Hong Kong.

Stock-based compensation

We expense stock-based compensation to employees and board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We record the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when we determine that achievement of the milestone is probable. We evaluate when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. We estimate the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in selling, general and administrative or research and development costs in the statements of operations based upon the underlying individual’s role. If actual results differ significantly from any of these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Clinical Trial Accruals

Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations (“CROs”) that conduct and manage clinical trials on our behalf.    We estimate clinical trial expenses based on the services performed pursuant to contracts with research institutions and CROs that conduct and manage clinical trials on our behalf. In accruing service fees, we obtain the reported level of patient enrollment at each site and estimate the time period over which services will be performed and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. We record payments made to third parties under these arrangements in advance of the receipt of the related services as prepaid expenses until the services are rendered.

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

Item 7A.                                                Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly as a result of our borrowings pursuant to the Loan and Security Agreement with Silicon Valley Bank having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. A change of 1% in the applicable interest rate during 2019 would not have a material impact our annual interest expense under the Loan and Security Agreement.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the year ended December 31, 2018.

We contract with CROs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2018, substantially all of our receivables and liabilities were denominated in the U.S. dollar.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

Item 9B.                                                Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.                                                  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.                                                  Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation.”

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors.”

Item 14.                                                  Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)       Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dova Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dova Pharmaceuticals, Inc. (the Company) as of December 31, 2018, the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Raleigh, NC
March 5, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dova Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Dova Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2016 to 2018.

Richmond, Virginia
February 16, 2018

Dova Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and equivalents	$104,566	$94,846
Accounts receivables, net	612	—
Inventory, net	4,390	—
Prepaid expenses and other current assets	2,239	1,471
Total current assets	111,807	96,317
Furniture and equipment, net	362	62
Total assets	$112,169	$96,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$781	$1,263
Accrued expenses	11,935	2,520
Accrued interest	79	1,005
Due to related party	35	97
Early exercise liability, related party	—	100
Note payable, short-term	—	30,212
Current portion of long-term debt	6,667	—
Total current liabilities	19,497	35,197
Deferred revenue	2,373	—
Long-term debt	13,941	—
Total liabilities	35,811	35,197

Commitments and contingencies

Stockholders' equity
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,204,098 and 25,652,457 shares issued and outstanding as of December 31, 2018 and 2017, respectively	28	26
Additional paid-in capital	205,757	118,301
Accumulated deficit	(129,427)	(57,145)
Total stockholders' equity	76,358	61,182
Total liabilities and stockholders' equity	$112,169	$96,379

The accompanying notes are an integral part of these consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year ended December 31, 2018	Year ended December 31, 2017
Revenue:
Product sales, net	$7,728	$—
Other revenue	2,627	—
Total revenue, net	10,355	—
Operating expenses:
Cost of product sales	1,180	—
Research and development	18,304	15,710
Selling, general and administrative	61,921	13,499
Total operating expenses	81,405	29,209
Loss from operations	(71,050)	(29,209)

Other income (expense)
Other income, net	644	486
Interest expense	(1,876)	(1,232)
Total other expenses, net	(1,232)	(746)
Net loss	$(72,282)	$(29,955)

Net loss per share, basic and diluted	$(2.60)	$(1.40)

Weighted average common shares outstanding, basic and diluted	27,803,175	21,435,369

The accompanying notes are an integral part of these consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands, except share amounts)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	982,714	$1	17,332,257	$17	$33,967	$(27,190)	$6,795
Stock-based compensation	—	—	—	—	5,633	—	5,633
Conversion of preferred stock into common stock	(982,714)	(1)	3,242,950	4	(3)	—	—
Issuance of common stock in connection with IPO, net of offering costs	—	—	5,077,250	5	78,704	—	78,709
Net loss	—	—	—	—	—	(29,955)	(29,955)
Balance as of December 31, 2017	—	—	25,652,457	26	118,301	(57,145)	61,182
Exercise of stock compensation awards	—	—	51,641	—	239	—	239
Issuance of common stock in connection with secondary offering, net of offering costs	—	—	2,500,000	2	74,727	—	74,729
Stock-based compensation	—	—	—	—	12,490	—	12,490
Net Loss	—	—	—	—	—	(72,282)	(72,282)
Balance as of December 31, 2018	—	$—	28,204,098	$28	$205,757	$(129,427)	$76,358

The accompanying notes are an integral part of these consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2018	Year ended December 31, 2017
Cash flows from operating activities
Net loss	$(72,282)	$(29,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-licenses acquired, expensed	—	1,000
Non-cash research and development expenses	—	10,481
Depreciation	32	—
Loss on disposal of furniture and equipment	35	—
Amortization of debt discount and debt issuance costs	646	—
Stock-based compensation	12,490	5,633
Changes in operating assets and liabilities:
Accounts receivable, net	(612)	—
Inventory	(4,390)	—
Prepaid expenses	(768)	(1,434)
Accounts payable	(482)	1,106
Accrued expenses	10,280	1,404
Accrued interest	(926)	854
Due to related party	(62)	12
Deferred revenue	2,373	—
Net cash used in operating activities	(53,666)	(10,899)

Cash flows from investing activities
Purchase of fixed assets	(367)	(62)
Purchase of research and development licenses	—	(1,000)
Net cash used in investing activities	(367)	(1,062)

Cash flows from financing activities
Payment of note payable	(31,077)	—
Debt issuance costs	(38)	—
Proceeds from the issuance of debt	20,000	—
Payment of offering cost in connection with issuance of Series A preferred stock	—	(711)
Proceeds from exercise of stock options	139	100
Proceeds from the issuance of common stock	80,000	86,313
Payment of offering cost in connection with issuance of common stock	(5,271)	(7,604)
Net cash provided by financing activities	63,753	78,098

Net increase in cash and equivalents	9,720	66,137
Cash and equivalents at the beginning of the year	94,846	28,709
Cash and equivalents at the end of the year	$104,566	$94,846

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,156	$377

Supplemental disclosure of noncash investing and financing activities:
Shares issued from the early exercise of options	100	—
Change in note payable	—	16,572

The accompanying notes are an integral part of these consolidated financial statements.

Dova Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

Note 1 — Organization and description of business operations

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

The consolidated financial statements of the Company include the results of operations for the years ended December 31, 2018 and December 31, 2017.

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

Note 2 — Significant accounting policies

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Liquidity and capital resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2018 and December 31, 2017, the Company had accumulated deficits of $129.4 million and $57.1 million, respectively.

Since inception, the Company has financed its operations through the issuance of equity and debt with net aggregate proceeds of $238.0 million. Although the Company began generating revenue from product sales of DOPTELET in June 2018, the Company does not expect product revenue to be sufficient to satisfy its operating needs for several years, if ever. As

Dova Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

of December 31, 2018 and December 31, 2017, the Company had cash and equivalents of $104.6 million and $94.8 million, respectively.

As of the filing of the 2017 Form 10-K, substantial doubt existed about the Company’s ability to continue as a going concern. The 2017 financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The 2017 financial statements did not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might have resulted from the outcome of that uncertainty.

On February 27, 2018, the Company completed an underwritten public offering of 2,500,000 shares of its common stock with net proceeds of approximately $74.7 million, after deducting underwriting discounts and commissions and other offering expenses (Note 6). In addition, on April 17, 2018, the Company and its wholly owned subsidiary, AkaRx (collectively “Co-Borrowers”), entered into a Loan and Security Agreement with Silicon Valley Bank (“Term Loan”) pursuant to which the Co-Borrowers borrowed $20.0 million (Note 9). Additionally, on May 21, 2018 DOPTELET was approved by FDA and on June 4, 2018, the Company began commercial sales of DOPTELET.

Based on its current cash position, as well as its forecast of future cash flows, the Company believes that it has adequate cash and equivalents to continue to fund operations in the normal course of business for at least the next 12 months.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate the valuation of stock options, and the valuation allowance for deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one reportable segment, i.e., the development and commercialization of DOPTELET for the treatment of thrombocytopenia. All of the Company's assets and revenue are in the United States.
The Company relies primarily on six specialty distributors to purchase and supply the majority of DOPTELET. These six pharmaceutical specialty distributors accounted for greater than 90% of all DOPTEET net product sales in the year ended December 31, 2018 and accounted for predominantly all of the Company’s outstanding accounts receivables from product sales as of December 31, 2018. The loss of one or more of these specialty distributors as a customer could negatively impact the commercialization of DOPTELET.

Cash and equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and equivalents include cash held in banks and money market mutual funds and are classified as Level 1 investments.

Inventory

Inventory acquired prior to receipt of the FDA approval for DOPTELET was expensed as research and development ("R&D") expense as incurred. The Company began capitalizing inventory upon receipt of FDA approval on May 21, 2018.

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory consists of work-in-process, and DOPTELET finished goods. The Company currently purchases inventory from Eisai under a long term supply agreement (see Note 4) for work in progress and finished drug product and is the greater of a

Dova Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of DOPTELET. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life.

At December 31, 2018, the Company determined that no write downs to inventory for potentially excess, dated or obsolete inventory were required. The Company’s inventory at December 31, 2018 consists of $1.7 million of work in progress and $1.7 million of finished goods.

Research and development prepaid and accrued expenses

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its R&D efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts.  The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial prepaid and accrual expense is dependent upon the timely and accurate reporting of fee billings and pass-through expenses from contract research organizations and other third-party vendors as well as the timely processing of any change orders from the contract research organizations.

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

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, uncertainty of results of clinical trials and reaching milestones, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships, and dependence on key individuals. Products developed by the Company require approvals from FDA or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary approvals for future indications of DOPTELET. If the Company is denied approval, approval is delayed, or the Company is unable to maintain approval, it could have a materially adverse impact on the Company. The Company has expended and will continue to expend substantial funds to conduct research, development, and clinical testing of its product candidates. The Company also will also expend additional funds to provide for the marketing and distribution of products that receive regulatory approval. The Company may require additional funds to conduct research and development activities and commercialize its products. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs or alter its product commercialization plans, which may materially and adversely affect its business, financial condition, and operations.

Research and development costs

R&D expenses for the year ended December 31, 2018 include direct and indirect R&D costs. Direct R&D costs consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in R&D functions, including stock-based compensation for R&D personnel. Indirect

Dova Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

R&D costs include insurance or other indirect costs related to the Company’s R&D function to specific product candidates. The Company expenses pre-approval inventory as R&D until regulatory approval is received.

Property and Equipment

Property and equipment, which consists mainly of furniture and computers, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally one to five years, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in operations in the period realized.

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

The carrying amount of the Company’s financial instruments, including cash and equivalents and accounts payable approximate their fair values. As of December 31, 2018 and 2017, the carrying amount of the Note approximates fair value as its interest rate approximates current market rates that could be obtained by the Company with a similar guarantee by PBM Capital Investments, LLC (Level 2 inputs). No transfer of assets between Level 1 and Level 2 of the fair value hierarchy occurred during the year ended December 31, 2018.

Revenue recognition

Effective January 1, 2018, the Company adopted the provisions of Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

Product sales

The Company is currently approved to sell DOPTELET in the United States market.  The product is distributed through an exclusive distribution model with Integrated Commercialization Solutions (“ICS”).  ICS sells DOPTELET to a limited number of specialty pharmacies (“customers”), who have agreements in place with the Company. Patients and healthcare providers purchase the product from the specialty pharmacy providers.  (See Note 8 “Significant agreements and contracts” for more information on the Company’s agreement with ICS).

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

Dova Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

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

Government rebates and chargebacks: The Company contracts with Medicaid, Medicare, U.S. Department of Veterans Affairs, 340b entities and other government agencies (“Government Payors”) so that DOPTELET will be eligible for purchase by, or partial or full reimbursement from, such Government Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Government Payors and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates, chargebacks and discounts that it will provide to Government Payors based upon (i) the government-mandated discounts applicable to government-funded programs, (ii) information obtained from its customers and (iii) information obtained from other third parties regarding the payor mix for DOPTELET. The Company’s liability for these rebates consists of estimates of claims for the current year and estimated future claims that will be made for product shipments that have been recognized as revenue but remain in the distribution channel inventories at the end of each reporting period.

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

Dova Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

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

Stock-based compensation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, the most significant subjective assumptions are management’s estimates of the expected volatility and the expected term of the award. The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Income taxes

Dova Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

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

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Tax Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis difference expected to reverse as global intangible low-taxed income (“GILTI”) in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. The computations of diluted net loss per common share for the years ended December 31, 2018 and 2017 did not include stock options to purchase 2,613,228 and 2,128,641 shares of common stock, respectively, and did not include restricted stock units to purchase 3,521 and 0 shares of common stock, respectively, as the inclusion of these securities would have been antidilutive.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-2, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the estimated term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The Company will adopt ASU 2016-2 in the first quarter of 2019. The Company is in the process of finalizing the impact of adoption of the ASU on its consolidated financial statements, and it has determined that the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for real estate operating leases.

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

Dova Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued an accounting standards update which expands the scope of costs associated with cloud computing arrangements that must be capitalized. Under the new guidance, costs associated with implementing a cloud computing arrangement that is a service contract must be capitalized and expensed over the term of the hosting arrangement. The provisions of the update are effective beginning January 1, 2020 for interim and annual periods with early adoption permitted for any interim period after issuance of the update. The Company is currently assessing the timing of its adoption as well as the potential impact that the standard will have on the Company's consolidated financial statements.

Note 3 — Balance Sheet Components

Prepaid expenses and other current assets

	December 31,
	2018	2017
Insurance	$627	$425
Deposits	385	28
Software	343	34
Clinical trials	315	767
Prepaid other	569	217
Prepaid expenses and other current assets	$2,239	$1,471

Furniture and equipment, net

	December 31,
	2018	2017
Leasehold improvements	$224	$—
Furniture and equipment	33	66
Tooling	136	—
	393	66
Less: accumulated depreciation	31	4
Furniture and equipment, net	$362	$62

Accrued expenses

	December 31,
	2018	2017
DOPTELET purchases	$2,828	$—
Employee related	2,175	902
Rebates and other sales deductions	1,838	956
Clinical trials	1,574	—
Selling and marketing	1,282	—
Other	2,238	662
Accrued expenses	$11,935	$2,520

Note 4 — The purchase agreement and related transactions

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

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-1, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Purchase Agreement included a license to avatrombopag, other associated intellectual property, inventory, documentation and records, and related materials. The potential milestone payments based on annual net sales are not yet considered probable, and no milestone payments have been accrued at December 31, 2018 or December 31, 2017.

Long-term supply agreement with Eisai

In June 2017, the Company entered into a supply agreement with Eisai, pursuant to which the Company agreed to purchase finished drug product of DOPTELET from Eisai and Eisai agreed to supply finished drug product of DOPTELET. The initial term of the agreement will expire on May 31, 2021. After the initial term, the supply agreement may be renewed by mutual agreement of the parties. During the initial term, Eisai is the Company’s exclusive supplier of finished drug product of DOPTELET, except that the Company has the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on the Company’s forecasted purchases of DOPTELET during the remainder of the initial term. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to the Company under the agreement, the Company may elect to seek alternative supply arrangements so long as such failure remains uncured, subject to certain exceptions. The aggregate payments to Eisai under the supply agreement for finished drug product will be the greater of a fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of DOPTELET.

Amended and Restated Transition Services Agreement with Eisai and an Additional Work Order

On October 1, 2018, the Company and Eisai entered into an Amended and Restated Transition Services Agreement (the “Amended TSA”) and an Additional Work Order (“Work Order”), dated as of April 1, 2018, pursuant to which Eisai has agreed to provide services to the Company after the expiration of the original Transition Services Agreement by and between Eisai and the Company, dated March 30, 2016 (the "TSA"), which expired on March 31, 2018.

Under the Work Order, Eisai has agreed to provide certain regulatory, CMC, nonclinical, clinical pharmacology, and statistical services to the Company in order to support the Company's new drug application and marketing authorization application to the European Medicines Agency for the period from April 1, 2018 through June 30, 2019. Pursuant to the Amended TSA, the Company is obligated to pay Eisai for services provided by Eisai personnel based on a fixed payment schedule. To the extent that service fees and out-of-pocket costs payable by the Company to Eisai under the Amended TSA exceed $51.0 million, the Company's obligation to pay milestone payments under the Eisai Purchase Agreement will be reduced. As of December 31, 2018, the Company has incurred $31.9 million under the TSA and the Amended TSA. The Company may terminate the services provided under the Amended TSA on a service-by-service basis or the agreement in its entirety upon 60-days’ written notice. The Amended TSA may also be terminated (i) by mutual consent, (ii) by either party upon 60-days’ written notice if the other party materially breaches the agreement, (iii) by either party in the event of the other party’s bankruptcy, insolvency or certain similar occurrences and (iv) by either party in the event that such party is unable to perform its obligations under the agreement as a result of events outside of its reasonable control.

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

Under the terms of the license agreement, the Company is required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the submission of the NDA, the Company became obligated to make a milestone payment of $1.0 million within 30 days, which was expensed and included in research and development expense.  The milestone payment of $1.0 million was made on October 20, 2017. The Company will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. In addition, the Company will be required to pay Astellas tiered royalties ranging from the mid to high single digits on net sales of avatrombopag. No amounts have been accrued for any potential milestone payments as the payments were not deemed probable. Unless earlier terminated, this license agreement with Astellas will expire on a country-by-country and product-by-product basis upon the latest of (i) the expiration of the last-to-expire claim of the licensed patents, (ii) the expiration of any government-granted marketing exclusivity period for avatrombopag, and (iii) 10 years after the last date of launch of avatrombopag to have occurred in any country. Thereafter, the term of the license agreement may be extended for successive one-year terms if the Company notifies Astellas in writing of its desire to extend such term at least three months before it is otherwise set to expire.

Note 5 — Related party agreements

Dova and AkaRx management services agreements

On April 1, 2016, Dova and AkaRx each entered into a Services Agreement (each, an “SA”) with PBM Capital Group, LLC. Pursuant to the terms of each of the SAs, which have terms of 12 months each (and are automatically renewable for successive one-year periods), PBM Capital Group, LLC will render advisory and consulting services to Dova and AkaRx. Services provided under the SAs may include certain scientific and technical, accounting, operations and back office support services. In consideration for these services, Dova and AkaRx are each obligated to pay PBM Capital Group, LLC a monthly management fee of $25,000. On March 30, 2018, the SA agreement between AkaRx and PBM Capital Group, LLC was terminated. Effective April 1, 2018, the monthly management fee for the SA between Dova and PBM Capital Group, LLC was reduced to $17,400.

For the years ended December 31, 2018 and December 31, 2017, the Company incurred expenses under the SAs of $306,600 and $600,000, respectively, which were included in selling, general and administrative expenses.

As of December 31, 2018 and December 31, 2017, the Company owed PBM Capital Group, LLC and its affiliates approximately $34,800 and $97,000, respectively.

Note 6 — Stockholders’ equity

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

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. Each share of common stock is entitled to one vote.

Note 7 — Stock-based compensation

Options

The Company maintains the Amended and Restated 2017 Equity Incentive Plan (“2017 Equity Incentive Plan”).  The 2017 Equity Incentive Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The 2017 Equity Incentive Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors.  The Company’s stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the 12 months ended December 31, 2018 and 2017 have a maximum contractual term of 10 years.

 On December 19, 2018, the Board adopted an amendment to the Company’s 2017 Equity Incentive Plan (as amended, the “Amended Plan”), which became effective immediately, pursuant to which the Company reserved 1,250,000 shares of the Company’s common stock for issuance as inducement awards (the “Inducement Pool”). The only persons eligible to receive grants of Awards (as defined below) from the Inducement Pool are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. An “Award” is any right to receive the Company’s common stock from the Inducement Pool, consisting of nonstatutory stock options and restricted stock unit awards. Options granted under the Inducement Plan may have terms of up to ten years. Consistent with the Amended Plan, options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter. There have been no issuances from the Inducement Pool for the year ended December 31, 2018.

The Company has initially reserved 4,285,250 shares of common stock for issuance under the Amended Plan, which is the sum of (1) 2,000,000 new shares from the IPO Plan, plus (2) the number of shares reserved for issuance under the Company’s 2017 Plan at the time the IPO Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2017 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the Amended Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2018 through January 1, 2027, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of December 31, 2018, 2,877,263 shares were available for grant under the Amended Plan. As of December 31, 2018, options to purchase 3,526,433 shares of the Company’s common stock were outstanding at a weighted average exercise price of $13.25 per share.

 Option awards

The fair value of the Company’s option awards were estimated using the assumptions below:

	For the year ended	For the year ended
	December 31,	December 31,
	2018	2017
Exercise price	$6.07 - $33.47	$3.73 - $26.70
Risk-free rate of interest	2.41% - 3.18%	1.71% - 2.23%
Term (years)	5.0 - 7.2	5.2 - 7.1
Expected stock price volatility	63.60% - 87.67%	87.21% - 89.38%

The following table summarizes the Company’s stock option activity under the 2017 Plan and Amended Plan for the year ended December 31, 2018:

	Total options outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2016	—	$—	—	$—
Employee options granted	2,128,641	7.9	9.4	44,481,000
Outstanding as of December 31, 2017	2,128,641	—	9.4	44,481,000
Employee options granted	2,302,650	15.75	9.4	1,888,000
Employee options exercised	(51,641)	4.62	—	—
Employee options forfeited	(853,217)	7.17	—	—
Outstanding as of December 31, 2018	3,526,433	$13.25	9.2	$5,200,000
Options vested and exercisable as of December 31, 2018	830,542	$8.61	8.4	$2,344,000

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s closing common stock price on December 31, 2018, or $7.58 per share, and the exercise price of the stock options that had strike prices below $7.58 per share. The weighted average grant date fair value per share of options granted during the year ended December 31, 2018 was $10.52. The weighted average remaining contractual term of exercisable options is approximately 8.4 years at December 31, 2018.

The total fair value of options that vested under the Amended Plan during the years ended December 31, 2018 was approximately $8.2 million. No options vested during the year ended December 31, 2017.

As of December 31, 2018, there was approximately $17.0 million of total unrecognized compensation expense, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units with time-based vesting. During the year ended December 31, 2018, the Company granted 107,083 restricted stock units, with a weighted average grant date fair value of $6.07. As of December 31, 2018, none of the restricted stock units had vested.

As of December 31, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.6 million with a weighted average vesting period of approximately 0.5 years. The expense is recognized over the vesting period of the award.

Stock-based compensation expense has been reported in the Company’s consolidated statements of operations for the years ended December 31, 2018 and December 31, 2017 as follows (in thousands):

	For the year ended	For the year ended
	December 31,	December 31,
	2018	2017
Cost of product sales	292	—
Research and development	2,145	1,247
Selling, general and administrative	10,053	4,386
Total stock-based compensation	12,490	5,633

Note 8 — Significant agreements and contracts

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

Under the agreement, the Company received a non-refundable upfront payment of $4.5 million during the second quarter of 2018, which consisted of an upfront payment of $5.0 million, less $0.5 million that was withheld in accordance with tax withholding requirements in China and recorded as an expense during the year ended December 31, 2018.  The Company is also eligible to receive additional future payments upon the achievement of certain regulatory milestones. The Company assessed this arrangement in accordance with ASC Topic 606 and concluded that the contract counterparty, Fosun, is a customer. The Company determined the distinct, material performance obligations within this agreement consist of (1) the exclusive right to develop and commercialize DOPTELET for multiple indications in the territory, (2) the delivery of certain indication specific information, and (3) manufacture and supply of commercial product.

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

During the year ended December 31, 2018, the Company recognized $2.6 million related to the up-front payment as other revenue in connection with the Fosun agreement. The amount of revenue recognized in connection with this agreement is commensurate with the deliverables provided by the Company to Fosun in achieving the performance obligation. The remaining transaction price of $2.4 million is recorded in deferred revenue as of December 31, 2018, on the consolidated balance sheet and will be recognized upon the delivery of certain information packages for indications which are currently in development. The relative fair value of deliverables was calculated using a combination of discounted cash flow and cost avoidance models (Level 3 inputs), under which estimated cash flows were discounted using a risk-adjusted rate that aligns with publicly available information of Fosun's cost structure. Estimated cash flows were determined based on management's best estimate of the performance of DOPTELET for each indication in the territory. The $2.4 million remaining balance was calculated on June 30, 2018.

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

Co-Promotion Agreement with Valeant Pharmaceuticals North America LLC

On September 26, 2018, the Company entered into a Co-Promotion Agreement (the "Co-Promotion Agreement") with the Salix division of Valeant Pharmaceuticals North America LLC (“Salix”), a subsidiary of Bausch Health Companies Inc., pursuant to which the Company granted Salix the exclusive right to co-promote DOPTELET to specified medical professionals in the Gastroenterology, Colorectal Surgery and Proctology fields (the “Specialty”) in the United States.

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

The Company did not make any milestone or royalty payments under the Co-Promotion Agreement for the year ended December 31, 2018.

Note 9 — Debt

On April 17, 2018, the Company and its wholly owned subsidiary, the Co-Borrowers, entered into a Term Loan pursuant to which the Co-Borrowers borrowed $20.0 million.  The loan matures on April 17, 2021 unless the Company achieves a specified revenue milestone in which case the maturity date will be extended to April 17, 2022. The Co-Borrowers are only required to make monthly interest payments until April 30, 2019 unless the Company achieves the specified revenue milestone in which case the interest-only period will be extended until October 31, 2019.  Following the interest-only period, the Co-Borrowers will be required to also make equal monthly payments of principal and interest for the remainder of the term. The Co-Borrowers will also be required to pay an additional final payment at maturity equal to $2.0 million if the term loan is repaid after the interest-only period or a final payment of $0.6 million if the term loan is repaid during the interest-only period.  The final payment amount of $2.0 million has been recorded as a debt discount and is being accreted to the carrying value of the debt using the effective interest method.  In addition, at its option, the Co-Borrowers may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment charge if the loan has been outstanding for less than one year, which prepayment charge would be 4% of the outstanding principal amount on the date the loan is prepaid. All obligations under this agreement are guaranteed by all the assets of the Co-Borrowers, except for intellectual property and certain other assets. The agreement bears interest at the WSJ prime rate plus 1.25% per annum. In connection with the Loan and Security Agreement, the Company incurred debt issuance costs totaling approximately $38,000. These costs are being amortized over the estimated term of the debt using the effective interest method. The Company deducted the debt issuance costs from the carrying amount of the debt as of December 31, 2018. As of December 31, 2018, the carrying value of the term loan was approximately $20.6 million, of which $6.7 million was due within 12 months and $13.9 million was due in greater than 12 months. The debt balance has been categorized within Level 2 of the fair value hierarchy. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date.

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

As of December 31, 2018, annual principal payments due under the Term Loan are as follows:

Aggregate Minimum Payments
Year	(in thousands)
2019	$6,667
2020	10,000
2021	5,333
Total	22,000
Less unamortized debt issuance costs and final payment	(1,392)
Total	$20,608

Note 10 — Commitments and contingencies

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

The lease provides for a tenant improvement allowance of approximately $264,090. As of December 31, 2018, none of the allowance was utilized.

The Company incurred rent expense of $410,384 for the year ended December 31, 2018. There was $118,117 rent expense for the year ended December 31, 2017.

Current future minimum lease payments under the Company’s current lease obligation are $340,798, $380,986, $454,851, $467,459 and $358,559 for the remainder of 2019, 2020, 2021, 2022 and 2023, respectively.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
Note 11 — Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2018 and December 31, 2017.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017
Statutory federal income tax rate	21%	35%
State income taxes, net of federal benefit	2%	—%
Federal tax rate change	—%	(22)%
Non-deductible expenses	(2)%	—%
Incentive stock options	—%	(6)%
Other	—%	(1)%
Change in valuation allowance	(21)%	(6)%
Income taxes provision (benefit)	—%	—%

The components of the net deferred tax asset as of December 31, 2018 and 2017 are the following (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Domestic net operating loss carryovers	$22,546	$10,266
Foreign net operating loss carryovers	72	—
Tax credits	209	—
Intangible assets	483	—
Charitable contributions	85	16
Property and equipment	(4)	—
Deferred rent	22	—
Stock-based compensation	1,377	—
Reserves	309	—
Accrued expenses	407	—
Total deferred tax assets	25,506	10,282
Less valuation allowance	(25,506)	(10,282)
Deferred tax asset, net of valuation allowance	$—	$—

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

The Tax Legislation subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in 2018; therefore, no GILTI tax has been recorded for the year ended December 31, 2018.

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. Based on this analysis, the Company determined that a valuation allowance of $25.5 million was required as of December 31, 2018, resulting in $0 net deferred tax assets. The Company had recorded a valuation allowance of $10.3 million and $0 net deferred tax assets as of December 31, 2017.

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $43.5 million that begin to expire in 2036. The Company has federal net operating losses of $55.6 million that will carryforward indefinitely. The Company has state net operating losses of $85.3 million that begin to expire in 2032. The Company has state net operating losses of $600,400 that will carryforward indefinitely. The Company has foreign net operating losses of $573,000 that will carry forward indefinitely. The Company also had federal research and development credit carryforwards of approximately $209,400 which begin to expire in 2036 and federal charitable contribution carryforwards of approximately $402,200 which begin to expire in 2021. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions. In connection with the Company’s recent IPO, it is possible that the Company has experienced an ownership change limitation. The Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of its control.

The Company incorporated a subsidiary in Ireland in 2017. However, the subsidiary has had losses since inception and as such, has no undistributed earnings.

At December 31, 2018, the Company did not have any uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statement of operations.  The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The 2014 and subsequent federal and state tax years for AkaRx remain open for the assessment of income taxes. 2016 was Dova’s initial tax year which remains open for the assessment of income taxes. Due to the Company’s history of losses since inception, the Company believes the probability of an assessment is unlikely.

The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows the Company to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. At December 31, 2017 provisional amounts were recorded related to the deferred rate change. At December 31, 2018 the measurement period has ended and the Company's accounting related to the 2017 Tax Cuts and Jobs Act is complete. The Company did not make any measurement-period adjustments related to the provisional items recorded as of December 31, 2017.

Note 12 — Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to full time employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $0.50 per $1.00 of employee contribution in to the plan up to a maximum deferral per employee of 4% of the employee's salary. The Company’s matching contributions totaled approximately $248,000 and $19,000 in matching contributions for the years ended December 31, 2018 and December 31, 2017, respectively.

Note 13 — Selected Quarterly Data (unaudited, in thousands, except share and per share amounts)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating expenses:
Research and development	$4,276	$3,293	$5,426	$2,714
Selling, general and administrative	955	1,905	4,185	6,454
Total operating expenses	5,231	5,198	9,611	9,168
Loss from operations	(5,231)	(5,198)	(9,611)	(9,168)

Other income (expense)
Other income (expense), net	33	(14)	224	243
Interest expense	(226)	(295)	(336)	(375)
Total other expenses, net	(193)	(309)	(112)	(132)
Net loss	$(5,424)	$(5,507)	$(9,723)	$(9,300)
Net loss per share, basic and diluted	$(0.31)	$(0.32)	$(0.38)	$(0.36)
Weighted average common shares outstanding, basic and diluted	17,332,257	17,332,257	25,290,709	25,652,457

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue:
Product sales, net	$—	$1,957	$2,929	$2,842
Other revenue	—	2,627	—	—
Total revenue, net	—	4,584	2,929	2,842
Operating expenses:
Cost of product sales	—	519	370	291
Research and development	3,416	4,508	4,847	5,533
Selling, general and administrative	10,261	18,565	17,031	16,064
Total operating expenses	13,677	23,592	22,248	21,888
Loss from operations	(13,677)	(19,008)	(19,319)	(19,046)

Other income (expense)
Other income (expense), net	222	(195)	342	275
Interest expense	(315)	(454)	(546)	(561)
Total other expenses, net	(93)	(649)	(204)	(286)
Net loss	$(13,770)	$(19,657)	$(19,523)	$(19,332)
Net loss per share, basic and diluted	$(0.52)	$(0.70)	$(0.69)	$(0.69)
Weighted average common shares outstanding, basic and diluted	26,589,192	28,194,046	28,203,222	28,204,098

(a)(3)      Exhibits.

2.1*^
Stock Purchase Agreement by and between Eisai, Inc. and the Company, dated March 29, 2016 (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

3.1*
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 9, 2017, and incorporated by reference herein)

3.2*
Amended and Restated Bylaws (previously filed as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 9, 2017, and incorporated by reference herein)

10.1*
Secured Promissory Note issued by AkaRx, Inc. to Eisai, Inc., dated March 30, 2016 (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.2*
Security Agreement by and between AkaRx, Inc. and Eisai, Inc., dated March 30, 2016 (previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.3*
Guarantee by PBM Capital Investments, LLC in favor of Eisai, Inc., dated March 30, 2016 (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.4*
License Agreement between Astellas Pharma Inc. and AkaRx, Inc., dated August 15, 2005, as amended (previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.5*
Amended and Restated Transition Services Agreement by and between Eisai, Inc. and AkaRx, Inc., dated April 1, 2018 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38135), filed with the Commission on November 8, 2018 and incorporated by reference herein)

10.6*
Services Agreement between the Company and PBM Capital Group, LLC, dated April 1, 2016 (previously filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.7*
Services Agreement between AkaRx, Inc. and PBM Capital Group, LLC, dated April 1, 2016 (previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.8*
Investors’ Rights Agreement by and among the Company and certain of its stockholders, dated September 19, 2016 (previously filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.9*+
Amended and Restated 2017 Equity Incentive Plan, as amended (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on December 20, 2018 and incorporated by reference herein)

10.10*+
Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.11*+
Form of Indemnification Agreement with non-employee directors (previously filed as Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 19, 2017, and incorporated by reference herein)

10.12*+
Employment Agreement, by and between the Company and Alexander C. Sapir, dated as of January 3, 2017 (previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.13*+
Employment Agreement, by and between the Company and Lee F. Allen, dated as of April 14, 2017 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.14*+
Employment Agreement, by and between the Company and Kevin Laliberte, dated as of March 23, 2017 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 2, 2017, and incorporated by reference herein)

10.15*
Supply Agreement by and between Eisai, Inc. and AkaRx, Inc., dated June 9, 2017 (previously filed as Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 9, 2017, and incorporated by reference herein)

10.16*
Sublease, by and between the Company and Paidian Research, Inc., dated as of June 9, 2017 (previously filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 19, 2017, and incorporated by reference herein)

10.17*
Amendment to Sublease, by and between the Company and Paidion Research, Inc., dated as of September 22, 2017 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38135), filed with the Commission on November 9, 2017, and incorporated by reference herein)

10.18*+
Employment Agreement, by and between the Company and Mark W. Hahn, dated as of January 31, 2018 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on January 31, 2018 and incorporated by reference herein)

10.19*+
Commercial Outsourcing Master Services Agreement, dated as of March 1, 2018, by and between the Company and Integrated Commercialization Solutions, LLC, as amended (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38135), filed with the Commission on August 9, 2018, and incorporated by reference herein)

10.20*+
Loan and Security Agreement, dated as of April 17, 2018, by and between the Company, AkaRx, Inc. and Silicon Valley Bank (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38135), filed with the Commission on August 9, 2018, and incorporated by reference herein)

10.21*
Amendment to Services Agreement by and between the Company and PBM Capital Group, LLC, dated as of March 29, 2018 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38135), filed with the Commission on May 9, 2018, and incorporated by reference herein)

10.22*
Office Lease Agreement, dated May 22, 2018, by and between the Company and Pine Forest 240 TT, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on May 24, 2018, and incorporated by reference herein)

10.23*
At-the-Market Equity Offering Sales Agreement, dated July 27, 2018, by and between the Company and Stifel, Nicolaus & Company, Incorporated (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on July 27, 2018, and incorporated by reference herein)

10.24*
Co-Promotion Agreement, dated as of September 26, 2018, by and between the Company and Valeant Pharmaceuticals North America LLC (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38135), filed with the Commission on November 8, 2018 and incorporated by reference herein)

10.25*
Second Amended and Restated Non-Employee Director Compensation Policy (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on December 20, 2018, and incorporated by reference herein)

10.26*
Form of Restricted Stock Unit Grant Notice (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on December 20, 2018, and incorporated by reference herein)

10.27*
Dova Pharmaceuticals, Inc. Officer Change in Control Severance Benefit Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on February 8, 2019, and incorporated by reference herein)

10.28+	Employment Agreement, by and between the Company and David S. Zaccardelli, dated as of December 17, 2018
10.29+	Employment Agreement, by and between the Company and Jason Hoitt, dated as of December 17, 2018
21.1*
Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-38135), filed with the Commission on February 16, 2018, and incorporated by reference herein)

23.1	Consent of Ernst & Young LLP
23.2	Consent of KPMG LLP
31.1	Certification of Principal Executive Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++
Certifications of Principal Executive Officer and Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Annual Report for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements (filed herewith).

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
* Previously filed.
++These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16.                                                  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVA PHARMACEUTICALS, INC.

	By:	/s/ David Zaccardelli
David Zaccardelli
President and Chief Executive Officer
Date: March 5, 2019

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Zaccardelli and Mark W. Hahn, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Dova Pharmaceuticals, Inc., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Zaccardelli	President and Chief Executive Officer	March 5, 2019
David Zaccardelli	(Principal Executive Officer)

/s/ Mark W. Hahn	Chief Financial Officer	March 5, 2019
Mark W. Hahn	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven M. Goldman	Director	March 5, 2019
Steven M. Goldman

/s/ Roger A. Jeffs	Director	March 5, 2019
Roger A. Jeffs

/s/ Paul B. Manning	Director	March 5, 2019
Paul B. Manning

/s/ Alfred J. Novak	Director	March 5, 2019
Alfred J. Novak

/s/ Sean Stalfort	Director	March 5, 2019
Sean Stalfort

/s/ Nancy Wysenski	Director	March 5, 2019
Nancy Wysenski

/s/ Alex Sapir	Director	March 5, 2019
Alex Sapir