Form 10-Q
period 2019-03-31
Dova Pharmaceuticals Inc.
filed 2019-05-07
CIK 1685071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	DOVA	The Nasdaq Stock Market, LLC

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 6, 2019
Common Stock, $0.001 par value	28,232,730

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Dova Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$92,703	$104,566
Accounts receivable, net	225	612
Inventory, net	4,310	4,390
Prepaid expenses and other current assets	1,892	2,239
Total current assets	99,130	111,807
Furniture and equipment, net	362	362
Operating lease asset	1,336	—
Total assets	$100,828	$112,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$468	$781
Accrued expenses	12,139	11,935
Accrued interest	73	79
Due to related party	17	35
Current portion of operating lease liability	338	—
Current portion of long-term debt	9,167	6,667
Total current liabilities	22,202	19,497
Deferred revenue	2,373	2,373
Long-term operating lease liability	1,287	—
Long-term debt	11,674	13,941
Total liabilities	37,536	35,811

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,232,730 and 28,204,098 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	28	28
Additional paid-in capital	209,070	205,757
Accumulated deficit	(145,806)	(129,427)
Total stockholders’ equity	63,292	76,358
Total liabilities and stockholders’ equity	$100,828	$112,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2019	2018
Revenue
Product sales, net	$4,001	$—
Total revenue, net	4,001	—
Operating expenses:
Cost of product sales	515	—
Research and development	4,084	3,416
Selling, general and administrative	15,754	10,261
Total operating expenses	20,353	13,677
Loss from operations	(16,352)	(13,677)

Interest income and other income, net	537	222
Interest expense	(564)	(315)
Total other expenses, net	(27)	(93)
Net loss	$(16,379)	$(13,770)

Net loss per share, basic and diluted	$(0.58)	$(0.52)
Weighted average common shares outstanding, basic and diluted	28,221,346	26,589,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2018	28,204,098	$28	$205,757	$(129,427)	$76,358
Exercise of stock compensation awards	22,454	—	100	—	100
Vesting of restricted stock units	6,178	—	—	—	—
Stock based compensation	—	—	3,213	—	3,213
Net Loss	—	—	—	(16,379)	(16,379)
Balance as of March 31, 2019	28,232,730	$28	$209,070	$(145,806)	$63,292

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2017	25,652,457	$26	$118,301	$(57,145)	$61,182
Exercise of stock compensation awards	38,809	—	145	—	145
Issuance of common stock in connection with secondary offering, net of offering costs	2,500,000	2	74,727	—	74,729
Stock based compensation	—	—	2,816	—	2,816
Net Loss	—	—	—	(13,770)	(13,770)
Balance as of March 31, 2018	28,191,266	$28	$195,989	$(70,915)	$125,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(16,379)	$(13,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	3
Amortization of debt discount and debt issuance costs	233	—
Stock-based compensation	3,213	2,816
Other non-cash items	24	—
Changes in operating assets and liabilities:
Accounts receivable, net	387	—
Inventory	80	—
Prepaid expenses	517	(153)
Accounts payable	(313)	(832)
Accrued expenses	299	1,249
Accrued interest	(6)	(1,005)
Due to related party	(18)	(93)
Other liabilities	—	44
Net cash used in operating activities	(11,944)	(11,741)

Cash flows from investing activities
Purchases of furniture and equipment	(19)	(129)
Net cash used in investing activities	(19)	(129)

Cash flows from financing activities
Payment of note payable	—	(31,077)
Term loan closing costs	—	(40)
Proceeds from exercise of stock options	100	45
Proceeds from the issuance of common stock	—	80,000
Payment of offering cost in connection with issuance of common stock	—	(5,007)
Net cash provided by financing activities	100	43,921

Net change in cash and equivalents	(11,863)	32,051
Cash and equivalents at the beginning of the period	104,566	94,846
Cash and equivalents at the end of the period	$92,703	$126,897

Supplemental disclosure of cash flow information:
Cash paid for interest	$337	$1,321

Supplemental disclosure of noncash investing and financing activities:
Accrued offering costs	$—	$265
Shares issued from the early exercise of options	$—	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and description of business operations

Dova Pharmaceuticals, Inc. (“Dova” or the "Company") was originally formed as PBM AKX Holdings, LLC, a limited liability company formed under the laws of the State of Delaware on March 24, 2016. PBM AKX Holdings, LLC changed its name to Dova Pharmaceuticals, LLC by filing a Certificate of Amendment to its Certificate of Formation with the State of Delaware on June 15, 2016. Dova converted from a limited liability company to a corporation on September 15, 2016.

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

The unaudited condensed consolidated financial statements of the Company include the results of operations for the three months ended March 31, 2019 and March 31, 2018.

Note 2—Significant accounting policies

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year or the results for any future periods and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on March 5, 2019.

Liquidity and capital resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, the Company had an accumulated deficit of $145.8 million.

Since inception, the Company has financed its operations through the issuance of equity and debt with net aggregate proceeds of $238.0 million.  Although the Company began generating revenue from product sales of DOPTELET in June 2018, the Company does not expect product revenue to be sufficient to satisfy its operating needs for several years, if ever.  As of March 31, 2019, the Company had $92.7 million in cash and equivalents. Based on the Company’s forecast of future cash flows, the Company believes that it has adequate cash and equivalents to continue to fund operations in the normal course of business for at least the next 12 months.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the determination of variable consideration for product sales, share-based compensation and some of its research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results the Company’s future results of operations will be affected.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one reportable segment, i.e., the development and commercialization of DOPTELET for the treatment of thrombocytopenia. Substantially all of the Company's assets and revenue are in the United States.

The Company relies primarily on six specialty pharmacies to purchase and supply the majority of DOPTELET. These six specialty pharmacies accounted for greater than 90% of all DOPTELET net product sales in the three months ended March 31, 2019 and accounted for predominately all of the Company's outstanding accounts receivable from product sales as of March 31, 2019. The loss, or a significant change in the buying patterns, of one or more of these specialty pharmacies as a customer could negatively impact the commercialization of DOPTELET.

Cash and equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and equivalents include cash held in banks and money market mutual funds and are classified as Level 1 investments.

Inventory

Inventory acquired prior to receipt of the FDA approval for DOPTELET was expensed as research and development expense as incurred. The Company began capitalizing inventory upon receipt of FDA approval on May 21, 2018. Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first in first out method. Inventory consists of work in process, and DOPTELET finished goods. The Company currently purchases inventory from Eisai under a long-term supply agreement for work in progress and finished drug product and is the greater of a fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of DOPTELET. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At March 31, 2019, the Company determined that no write downs to inventory for potentially excess, dated or obsolete inventory were required.  The Company’s inventory at March 31, 2019 consists of $1.7 million of work in progress and $2.6 million of finished goods.

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

Leases

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Effective January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)," as amended, using the modified retrospective approach. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases. Our election of the hindsight practical expedient resulted in the shortening of lease terms for certain existing leases and the useful lives of corresponding leasehold improvements. In our application of hindsight, the Company determined that renewal options would not be reasonably certain in determining the expected lease term.

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $1.4 million and $1.7 million respectively, as of January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

The Company has operating leases for real estate (primarily office space) and certain equipment. The Company’s finance leases are not material. Leases with a term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and non-lease components.

On March 5, 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements.” The new rule adds an exception to the interim transition disclosure requirements required for a change in accounting principle in the year of adoption of the new lease accounting standard, which was effective for the Company in the first quarter of 2019. The exception eliminates the requirement to disclose the effect of the change in accounting principle on income from continuing operations, net income, and related per-share amounts for post-adoption interim periods.

Furniture and equipment

Furniture and equipment are generally recorded at cost, or in the case of acquired property and equipment, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated useful life
Computers and equipment	3 years
Fixtures and furniture	7 years
Tooling and equipment	5 years - 10 years
Leasehold improvements	Shorter of length of lease or life of asset

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

Research and development costs

Research and development (“R&D”) expenses for the three months ended March 31, 2019 include direct and indirect R&D costs. Direct R&D costs consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in R&D functions, including stock-based compensation for R&D personnel. Indirect R&D costs include insurance or other indirect costs related to the Company’s R&D function to specific product candidates.  The Company expenses pre-approval inventory as R&D until regulatory approval is received.

Revenue recognition

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Product sales

The Company is currently approved to sell DOPTELET in the United States market.  The product is distributed through an exclusive distribution model with Integrated Commercialization Solutions (“ICS”).  ICS sells DOPTELET predominantly to a limited number of specialty pharmacies (“customers”), who have agreements in place with the Company.  Patients and healthcare providers purchase the product from the Company's customers.  (See Note 7 “Significant agreements and contracts” for more information on the Company’s agreement with ICS).

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other incentives: Other incentives which the Company offers include voluntary patient assistance and assurance programs, such as a co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims using data provided by third-party administrators and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification ("ASC") Topic 606. The Company’s performance obligations include intellectual property rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based compensation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has limited experience as a public company and lacks company-specific historical and implied volatility information. Therefore, the most significant subjective assumptions are management’s estimates of the expected volatility and the expected term of the award. The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. The computations of diluted net loss per common share for the three months ended March 31, 2019 and March 31, 2018 excluded options to purchase 4,152,515 and 2,414,707 shares of common stock, respectively, and excluded restricted stock units of 151,859 and 0 shares of common stock, respectively, as the inclusion of these securities would have been antidilutive.

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018, through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Subtopic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. The new guidance on credit losses is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

amendments, beginning as of January 1, 2020 and expects that the adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

In June 2018, the FASB issued ASU 2018-7, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this ASU during the first quarter and 2019, which did not have a material impact on the Company’s consolidated financial statements.

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

Note 3—The purchase agreement and related transactions

Purchase agreement with Eisai

Dova entered into a purchase agreement dated March 29, 2016 (the “Eisai stock purchase agreement”) with Eisai, Inc. (“Eisai”) for all of the issued and outstanding shares of the capital stock of AkaRx Inc., which consisted of the worldwide rights to DOPTELET. The terms of the Eisai stock purchase agreement included (i) an upfront payment of $5.0 million that was paid at closing and funded by a capital contribution by the Company's then sole member, PBM Capital Investments, LLC, (ii) milestone payments up to $135.0 million in the aggregate based on annual net sales of DOPTELET, and (iii) a commitment to negotiate in good faith to secure a long-term supply agreement with Eisai to govern manufacturing support and the purchase of DOPTELET from Eisai for a certain period not to excess three years after the first commercial sale of DOPTELET.

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-1, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Eisai stock purchase agreement included a license to DOPTELET, other associated intellectual property, inventory, documentation and records, and related materials. The potential milestone payments based on annual net sales are not yet considered probable, and no milestone payments have been accrued at March 31, 2019.

Supply agreement with Eisai

In June 2017, the Company entered into a supply agreement with Eisai, pursuant to which the Company agreed to purchase finished drug product of DOPTELET from Eisai and Eisai agreed to supply finished drug product of DOPTELET. The initial term of the agreement will expire three years after the first commercial sale of DOPTELET. After the initial term, the supply agreement may be renewed by mutual agreement of the parties. During the initial term, Eisai is the Company’s exclusive supplier of finished drug product of DOPTELET, except that the Company has the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on the Company’s forecasted purchases of DOPTELET during the remainder of the initial term. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to the Company under the agreement, the Company may elect to seek alternative supply arrangements so long as such failure remains uncured, subject to certain exceptions. The aggregate payments to Eisai under the supply agreement for finished drug product will be the greater of a fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of DOPTELET.

Amended and Restated Transition Services Agreement with Eisai and an Additional Work Order

Effective April 1, 2018, the Company and Eisai entered into an Amended and Restated Transition Services Agreement (the “Amended TSA”) and an Additional Work Order (“Work Order”), pursuant to which Eisai has agreed to provide services to the

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Company after the expiration of the original Transition Services Agreement by and between Eisai and the Company, dated March 30, 2016 (the "TSA"), which expired on March 31, 2018.

Under the Work Order, Eisai has agreed to provide certain regulatory, CMC, nonclinical, clinical pharmacology, and statistical services to the Company in order to support the Company's new drug application and marketing authorization application to the European Medicines Agency for the period from April 1, 2018 through June 30, 2019. Pursuant to the Amended TSA, the Company is obligated to pay Eisai for services provided by Eisai personnel based on a fixed payment schedule. To the extent that service fees and out-of-pocket costs payable by the Company to Eisai under the Amended TSA exceed $51.0 million, the Company's obligation to pay milestone payments under the Eisai stock purchase agreement will be reduced. To date, the Company has incurred $32.0 million under the TSA and the Amended TSA. Pursuant to the Amended TSA, payments due were financed under the Eisai note described below. The Company may terminate the services provided under the Amended TSA on a service-by-service basis or the agreement in its entirety upon 60-days’ written notice. The Amended TSA may also be terminated (i) by mutual consent, (ii) by either party upon 60-days’ written notice if the other party materially breaches the agreement, (iii) by either party in the event of the other party’s bankruptcy, insolvency or certain similar occurrences and (iv) by either party in the event that such party is unable to perform its obligations under the agreement as a result of events outside of its reasonable control.

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

License agreement with Astellas Pharma Inc.

The primary intellectual property related to DOPTELET is licensed from Astellas Pharma Inc. (“Astellas”) on an exclusive, worldwide basis under the terms of a license agreement that the Company acquired from Eisai under the Eisai stock purchase agreement. Under the terms of the license agreement, the Company is required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the submission of the NDA, the Company became obligated to make a milestone payment of $1.0 million within 30 days, which was expensed and included in research and development expense. The Company will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved.  In addition, the Company is required to pay Astellas tiered royalties ranging from the mid to high single digits on net sales of DOPTELET. No amounts have been accrued for any potential milestone payments as the payments were not deemed probable. Unless earlier terminated, this license agreement with Astellas will expire on a country-by-country and product-by-product basis upon the latest of (i) the expiration of the last-to-expire claim of the licensed patents, (ii) the expiration of any government-granted marketing exclusivity period for DOPTELET, and (iii) 10 years after the last date of launch of DOPTELET to have occurred in any country. Thereafter, the term of the license agreement may be extended for successive one-year terms if the Company notifies Astellas in writing of its desire to extend such term at least three months before it is otherwise set to expire.

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

For the three months ended March 31, 2019, the Company incurred expenses under the SAs of $52,200, which were included in selling, general and administrative expenses.

For the three months ended March 31, 2018, the Company incurred expenses under the SAs of $150,000, which were included in selling, general and administrative expenses.

Note 5—Stockholders’ equity

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

Note 6—Stock-based compensation

Equity Awards

The Company maintains the Amended and Restated 2017 Equity Incentive Plan (“2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The 2017 Equity Incentive Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company’s stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted to date have a maximum contractual term of 10 years.

On December 19, 2018, the Board amended the 2017 Equity Incentive Plan (as amended, the “Amended Plan”), pursuant to which the Company reserved 1,250,000 shares of the Company’s common stock for issuance as inducement awards (the “Inducement Pool”). The only persons eligible to receive grants of Awards (as defined below) from the Inducement Pool are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. An “Award” is any right to receive the Company’s common stock from the Inducement Pool, consisting of nonstatutory stock options and restricted stock unit awards. Options granted from the Inducement Pool generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter and have terms of up to ten years consistent with options granted to other employees under the Amended Plan. All shares from the Inducement Pool were issued by December 31, 2018.

The Company initially reserved 4,285,250 shares of common stock for issuance under the Amended Plan. The number of shares of common stock reserved for issuance under the Amended Plan automatically increases on January 1 each year, for a period of ten years, from January 1, 2018 through January 1, 2027, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of March 31, 2019, 3,332,273 shares were available for grant under the Amended Plan. As of March 31, 2019, options to purchase 4,123,677 shares of the Company’s common stock were outstanding at a weighted average exercise price of $11.89 per share.

Option awards

The fair value of the Company’s option awards was estimated using the assumptions below:

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31,
	2019	2018
Exercise price	$7.97-$8.82	$29.33-$31.86
Risk-free rate of interest	2.49%-2.60%	2.41%-2.79%
Expected term (years)	5.2-7.0	6.2
Expected stock price volatility	69.72%-71.88%	86.66%-87.67%

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2019:

	Total options outstanding	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2018	3,526,433	$13.25	9.2	$5,200,000
Employee options granted	860,500	$8.81	9.4	$124,000
Employee options exercised	(22,454)	$4.46
Employee options forfeited	(240,802)	$21.56
Outstanding as of March 31, 2019	4,123,677	$11.89	9.1	$8,105,000
Options vested and exercisable as of March 31, 2019	975,018	$11.48	8.3	$3,246,000

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s closing common stock price on March 31, 2019, or $8.89 per share, and the exercise price of the stock options that had strike prices below $8.89 per share. The weighted average grant date fair value per share of options granted during the three months ended March 31, 2019 was $5.81. The weighted average remaining contractual term of exercisable options is approximately 8.3 years at March 31, 2019. The expense is recognized over the vesting period of the award.

As of March 31, 2019, there was approximately $16.3 million of total unrecognized compensation expense, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Units

Certain employees and board members have been awarded restricted stock units with time-based vesting. During the three months ended March 31, 2019, the Company granted 53,455 restricted stock units, with a weighted average grant date fair value of $8.38 per share. As of March 31, 2019, 6,178 restricted stock units have vested.

The following table summarizes restricted stock unit activities for the three months ended March 31, 2019:

	Number of units	Weighted average grant date fair value
Balance as of December 31, 2018	107,083	$6.07
Restricted stock units granted	53,455	8.38
Restricted stock units vested	(6,178)	6.07
Balance as of March 31, 2019	154,360	$6.87

As of March 31, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.7 million with a weighted average vesting period of approximately 0.4 years.

Stock-based compensation expense has been reported in the Company’s consolidated statements of operations for the three months ended March 31, 2019 as follows (in thousands):

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31,
	2019	2018
Cost of product sales	$30	$—
Research and development	498	431
Selling, general and administrative	2,685	2,385
Total stock-based compensation	$3,213	$2,816

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

Under the agreement, the Company received a non-refundable upfront payment of $4.5 million during the second quarter of 2018, which consisted of an upfront payment of $5.0 million, less $0.5 million that was withheld in accordance with tax withholding requirements in China and recorded as an expense in 2018.  The Company is also eligible to receive additional future payments upon the achievement of certain regulatory milestones. The Company assessed this arrangement in accordance with ASC Topic 606 and concluded that the contract counterparty, Fosun, is a customer.  The Company determined the distinct, material performance obligations within this agreement consist of (1) the exclusive right to develop and commercialize DOPTELET for multiple indications in the territory, (2) the delivery of certain indication specific information, and (3) manufacture and supply of commercial product.

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

In 2018, the Company recognized $2.6 million related to the up-front payment as other revenue in connection with the Fosun agreement. The amount of revenue recognized in connection with this agreement is commensurate with the deliverables provided by the Company to Fosun in achieving the performance obligation. The remaining transaction price of $2.4 million is recorded in deferred revenue as of March 31, 2019, on the condensed consolidated balance sheet and will be recognized upon the delivery of certain information packages for indications which are currently in development. The relative fair value of deliverables was calculated using a combination of discounted cash flow and cost avoidance models (Level 3 inputs), under which estimated cash flows were discounted using a risk-adjusted rate that aligns with publicly available information of Fosun's cost structure. Estimated cash flows were determined based on management's best estimate of the performance of DOPTELET for each indication in the territory.

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Effective March 1, 2018, the Company also entered into a first amendment to the Commercial Outsourcing Master Services Agreement in order for ICS to purchase and sell DOPTELET to the Company’s customers in the United States.  Pursuant to the amendment, ICS will only make shipments to customers who have an executed contract with the Company.  Under this arrangement, ICS places orders with the Company to maintain an appropriate level of inventory.  ICS assumes all inventory risk and has sole responsibility for determining the prices at which it sells these products, subject to specified limitations in the amendment. Effective April 1, 2019, ICS and the Company agreed to end the arrangement for ICS to purchase and sell DOPTELET to the Company’s customers, and ICS reverted to be the Company’s third-party logistics provider.

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

Note 8 — Debt

On April 17, 2018, the Company and its wholly owned subsidiary, AkaRx (collectively “Co-Borrowers”), entered into a Loan and Security Agreement ("Term Loan") with Silicon Valley Bank (“SVB”) pursuant to which the Co-Borrowers borrowed $20.0 million.  The Term Loan was originally scheduled to mature on April 17, 2021 unless the Company achieved a specified revenue milestone in which case the maturity date would be extended to April 17, 2022. The Co-Borrowers were only required to make monthly interest payments until April 30, 2019 unless the Company achieved the specified revenue milestone, in which case the interest-only period would be extended until October 31, 2019.  Following the interest-only period, the Co-Borrowers would be required to also make equal monthly payments of principal and interest for the remainder of the term. The Co-Borrowers were also required to pay an additional final payment at maturity equal to $2.0 million if the Term Loan is repaid by or after May 16, 2019 or a final payment of $0.6 million if the Term Loan was repaid during the interest-only period.  The final payment amount of $2.0 million was recorded as a debt discount and was being accreted to the carrying value of the debt using the effective interest method.  In addition, at its option, the Co-Borrowers were permitted to prepay all amounts owed under the Term Loan (including all accrued and unpaid interest), subject to a prepayment charge if the loan has been outstanding for less than one year, which prepayment charge would be 4% of the outstanding principal amount on the date the loan is prepaid. All obligations under this agreement were guaranteed by all the assets of the Co-Borrowers, except for intellectual property and certain other assets. The agreement bore interest at the WSJ prime rate plus 1.25% per annum.  In connection with the Term Loan, the Company incurred debt issuance costs totaling approximately $38,000. These costs were being amortized over the estimated term of the debt using the effective interest method. The Company deducted the debt issuance costs from the carrying amount of the debt as of March 31, 2019. As of March 31, 2019, the carrying value of the term loan was approximately $20.8 million, of which $9.2 million was due within 12 months and $11.7 million was due in greater than 12 months. The debt balance has been categorized within Level 2 of the fair value hierarchy. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2019, annual principal payments due under the Term Loan were as follows:

Aggregate Minimum Payments
Year	(in thousands)
2019	$6,667
2020	10,000
2021	5,333
Total	22,000
Less unamortized debt issuance costs and final payment	(1,159)
Total	$20,841

On May 6, 2019, the Co-Borrowers entered into an Amended and Restated Loan and Security Agreement ("Term Loan Facility") with SVB and WestRiver Innovation Lending Fund VIII, L.P. ("WestRiver" and, together with SVB, the "Lenders"), pursuant to which the Company may borrow up to $50.6 million, issuable in four separate tranches, of which $20.6 million ("Advance A") was issued upon execution of the Term Loan Facility and used to repay in full all of the Company's outstanding obligations and liabilities to SVB under the Term Loan, $10.0 million ("Advance B") is available to be issued upon the occurrence of regulatory approval for the chronic immune thrombocytopenia indication until July 31, 2019, $10.0 million ("Advance C") is available to be issued if Advance B has been made and upon the achievement of a specified commercial revenue milestone until the earlier of April 15, 2020 or the day before Advance D is available, and $10.0 million ("Advance D") is available to be issued if Advance B has been made and upon the achievement of specified regulatory and commercial revenue milestones until July 15, 2020.
The maturity date of the Term Loan Facility is April 3, 2023. Under the terms of the Term Loan Facility, the Company will be required to make monthly interest-only payments on the principal amount outstanding under each Advance at a floating rate equal to the Prime Rate plus 2.00%, followed by an amortization period of 35 months of equal monthly payments of principal plus interest amounts until paid in full. The interest-only period will automatically be extended to August 3, 2020 if Advance B is made and May 3, 2021 if either Advance C or Advance D is made, followed by an amortization period of 32 months and 23 months, respectively, of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, the Company is required to make a final payment equal to 10% of the aggregate principal amount of the Advances on the maturity date.
The Company's obligations under the Term Loan Facility are secured by substantially all of the Company's assets except for the intellectual property and certain other assets, and the Company may not encumber the intellectual property without the Lenders’ prior written consent. The Term Loan Facility contains a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. Obligations under the Term Loan Facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

Note 9 — Leases

On May 22, 2018, the Company entered into an Office Lease Agreement (the “Lease”) with Pine Forest 240 TT, LLC, a Delaware limited liability company (the “Landlord”), under which the Company will lease 21,745 square feet of space for its corporate headquarters located at 240 Leigh Farm Road, Durham, North Carolina. Pursuant to the Lease, the Company will effectively renew the Company’s lease of its existing 14,378 square feet of office space (the “Existing Office Space”) that the Company currently subleases from Paidion Research, Inc. pursuant to a sublease agreement, which is scheduled to expire on April 30, 2020, effective May 1, 2020. The Company also leases an additional 1,961 square feet of office space (“Suite 200”), which the Landlord delivered on October 12, 2018, and will lease an additional 5,406 square feet of office space (“Suite 215”), which the Landlord has agreed to use commercially reasonable efforts to deliver on or before August 1, 2019.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The lease provides for a tenant improvement allowance of approximately $264,090. As of March 31, 2019, none of the allowance was utilized.

The Company recorded operating lease expense of $99,000 and $72,000 for the three months ended March 31, 2019 and March 31, 2018, respectively. Operating lease expense is recorded and classified as selling, general and administrative expenses on the Company's consolidated statements of operations.

Maturity of lease liabilities (thousands)	Operating leases
2019	$265
2020	385
2021	455
2022	467
2023	359
Total lease payments	1,931
Less: Interest	306
Present value of lease liabilities	$1,625

The weighted average remaining lease term is 4.5 years and the weighted average discount rate is 6.5%. The discount rate is the same as the Company's incremental borrowing rate as the rate implicit in the leases cannot be readily determined.

Note 10—Commitments and contingencies

Purchase commitments

As noted in Note 3, the Company has an agreement with Eisai for the commercial supply of DOPTELET. Under the terms of the agreement, the Company will supply Eisai with non-cancelable firm commitment purchase orders. Future minimum purchase obligations are $5.9 million for the remainder of 2019.

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

Note 11—Income taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2019 as the Company incurred losses for the three months ended March 31, 2019 and is forecasting additional losses through the fourth quarter of 2019, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2019. Therefore, no federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740.

Due to the Company’s history of losses since inception, the Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

At March 31, 2019, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 12—Employee benefit plan

The Company maintains a defined contribution 401(k) plan available to full time employees, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $1.00 per $1.00 of employee contribution into the plan for the first 3% and $0.50 per $1.00 of employee contribution for the next 2%, for a maximum deferral per employee of 4% of the employee’s salary. The Company’s matching contributions totaled approximately $164,000 and $37,000 during the three months ended March 31, 2019 and 2018, respectively.

Note 13—Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2019, and events which occurred subsequently but were not recognized in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 and 2018 and the related management’s discussion and analysis of financial condition and results of operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on March 5, 2019.

Forward-looking statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions, although not all forward-looking statements contain these identifying words. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to significant risks and uncertainties and we can give no assurances that our expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2018 under Part I - Item 1A “Risk Factors” filed with the Securities and Exchange Commission on March 5, 2019, in this Quarterly Report under Part II - Item 1A “Risk Factors,” and in our other filings with the SEC. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. On May 21, 2018, the U.S. Food and Drug Administration (“FDA”) approved DOPTELET (avatrombopag), which is an orally administered thrombopoietin receptor agonist for the treatment of thrombocytopenia in adult patients with chronic liver disease (“CLD”) scheduled to undergo a procedure. In addition, following the submission of a Marketing Authorization Application ("MAA") to the European Medicines Agency ("EMA") for DOPTELET for the treatment of severe thrombocytopenia in adult patients with CLD who are scheduled to undergo an invasive procedure, DOPTELET received a positive opinion from the Committee for Medicinal Products for Human Use ("CHMP") of EMA. A European Commission decision for the MAA is expected in the third quarter of 2019. Furthermore, on August 30, 2018, we submitted a supplemental New Drug Application ("sNDA") to the FDA for DOPTELET, seeking approval for the treatment of thrombocytopenia in adult patients with chronic immune thrombocytopenia ("ITP") who have had an insufficient response to a previous treatment. On October 29, 2018, the FDA accepted the sNDA for review with a Prescription Drug User Fee Act goal date of June 30, 2019.

We initiated a Phase 3 trial in chemotherapy-induced thrombocytopenia ("CIT") during the first quarter of 2018. We expect to report results for the primary and select secondary endpoints from this trial in the first half of 2020. Currently, there are no approved treatments for CIT. Physicians are managing CIT through chemotherapy dose reductions, cycle delays, and in severe cases platelet transfusions. In the United States, there are approximately 765,000 patients annually that receive chemotherapy. Among those patients, roughly 93% have solid tumors, while the remaining 7% have non-solid tumors. The incidence of thrombocytopenia in solid tumors and non-solid tumors is reported to be approximately 10% and 50%, respectively. Accordingly, we believe the U.S. addressable CIT population related to solid tumors to include approximately 71,000 patients annually.

We have a limited operating history as we were formed on March 24, 2016. Since our inception, our operations have focused on acquiring rights to DOPTELET, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting clinical trials, preparing for and submitting a new drug application ("NDA") and sNDA for DOPTELET, building a commercial organization, including a field sales team and launching DOPTELET. We have funded our operations primarily through the sale of preferred and common stock and the issuance of debt. On July 5, 2017, we closed our IPO of common stock, which resulted in the issuance and sale of 5,077,250 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of approximately $78.7 million after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all outstanding shares of our Series A convertible preferred stock were automatically converted into 3,242,950 shares of common stock. In addition, on February 27, 2018, we completed an underwritten public offering of 2,500,000 shares of our common stock. The shares were sold to the public at an offering price of $32.00 per share. Net proceeds raised from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other offering expenses.  On April 17, 2018, we, along with our wholly owned subsidiary, AkaRx, (collectively the “Co-Borrowers”), entered in to a Loan and Security Agreement ("Term Loan") with Silicon Valley Bank ("SVB"), pursuant to which we borrowed $20.0 million maturing up to 48 months from the closing. On May 6, 2019, the Co-Borrowers entered into an Amended and Restated Loan and Security Agreement ("Term Loan Facility") with SVB and WestRiver Innovation Lending Fund VIII, L.P. (collectively the "Lenders"), to extend the interest only period of the existing $20 million Term Loan by 12 months and provide aggregate additional potential borrowings of $30 million upon achieving specified regulatory and revenue milestones. Refer to Note 8 "Debt" of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Term Loan Facility. We believe that our existing cash and equivalents, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2019 and for the year ended December 31, 2018, our net loss was $16.4 million and $72.3 million, respectively. As of March 31, 2019, we had an accumulated deficit of $145.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue to invest in the clinical development of DOPTELET for the treatment of CIT;

•	continue the commercialization of DOPTELET;

•	manufacture DOPTELET under our supply agreement with Eisai;

•	establish an additional manufacturer for DOPTELET;

•	maintain, expand and protect our intellectual property portfolio;

•	evaluate opportunities for development of additional drug candidates; and

•	incur additional costs associated with operating as a public company.

DOPTELET Key Short-Term Launch Metrics

•	From launch through March 31, 2019, a total of 1,060 health care professionals have prescribed DOPTELET to their patients with an increasing number of repeat prescribers.

•	More than 13,000 calls were conducted, reaching more than 6,500 unique health care professionals during the three months ended March 31, 2019.

•
For prescriptions in the three months ended March 31, 2019 that have gone through the adjudication process with payers, 82% of those prescriptions were approved. On average, the time to decision for a referral was 6.3 business days in the three months ended March 31, 2019.

•	Inventory held by specialty pharmacies in our contracted network remained relatively constant from January 1, 2019 to March 31, 2019.

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

Amended and restated transition services agreement and an additional work order

Eisai historically provided services to us pursuant to a Transition Services Agreement, dated March 30, 2016 (the "TSA") and a work order, which expired on March 31, 2018. Effective April 1, 2018, we entered into an Amended and Restated Transition Services Agreement (the “Amended TSA”) and an Additional Work Order (“Work Order”) with Eisai, pursuant to which Eisai has agreed to provide services to us after the expiration of the original TSA.

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

Supply agreement with Eisai

In June 2017, we entered into a supply agreement with Eisai, pursuant to which we agreed to purchase finished drug product of DOPTELET from Eisai and Eisai agreed to supply finished drug product of DOPTELET to us. The initial term of the agreement will expire three years after the first commercial sale of DOPTELET. After the initial term, the supply agreement may be renewed by mutual agreement of the parties. During the initial term, Eisai is our exclusive supplier of finished drug product of DOPTELET, except that we have the right to terminate the exclusivity early by payment to Eisai of a fee calculated based on our forecasted purchases of DOPTELET during the remainder of the initial term. In addition, in the event that Eisai fails to deliver substantially all of the finished drug product due to us under the agreement, we may elect to seek alternative supply arrangements so long as such failure remains uncured, subject to certain exceptions. The aggregate payments to Eisai under the supply agreement for finished drug product will be the greater of a fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of DOPTELET.

Eisai note and security agreement

On March 30, 2016, we issued a secured promissory note with Eisai (the “Note”), which had an interest rate of 5% per annum, and enabled us to finance payments due to Eisai under the TSA for all costs incurred through December 31, 2017. The principal amount of the Note was increased on a quarterly basis by the amount of unpaid service fees and out-of-pocket expenses due and owed to Eisai under the TSA. The total aggregate spend through this Note was $31.1 million and on March 16, 2018, we repaid in full this principal balance along with accumulated interest of $1.3 million.

License agreement with Astellas Pharma Inc.

The primary intellectual property related to DOPTELET is licensed to us from Astellas Pharma Inc. ("Astellas") on an exclusive, worldwide basis under the terms of a license agreement which we acquired under the Eisai stock purchase agreement. Under the terms of the license agreement, we are required to make payments upon the achievement of certain milestones. In 2017, upon the submission of the NDA, we became obligated to make a milestone payment of $1.0 million. We will be required to make additional aggregate milestone payments of up to $4.0 million to Astellas if certain other regulatory milestones are achieved. In addition, we will be required to pay Astellas tiered royalties in the mid to high single-digit percentages on net sales of DOPTELET. No amounts have been accrued for any potential future milestone payments as such payments have not been deemed probable. See Note 3 “The purchase agreement and related transactions” in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

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

The Distribution Agreement is governed by a joint steering committee comprised of equal representation by us and Fosun and operated on a consensus basis. In the event that the parties do not agree, we will have deciding authority, except with respect to matters that solely affect the territory.

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

Effective March 1, 2018, we also entered into a first amendment to the Commercial Outsourcing Master Services Agreement to in order for ICS to purchase and sell DOPTELET to our customers in the United States. ICS will only make shipments to customers who have an executed contract with us. Under this amendment, ICS places orders with us to maintain an appropriate level of inventory. ICS assumes all inventory risk and has sole responsibility for determining the prices at which it sells these products, subject to specified limitations in the amendment. Effective April 1, 2019, we agreed with ICS to end the arrangement for ICS to purchase and sell DOPTELET to our customers, whereby upon such date, ICS reverted to serving as our third-party logistics provider.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019. There have been no material changes during the three months ended March 31, 2019 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the addition of a lease accounting policy as discussed in Note 2 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Components of results of operations

Revenue

Product sales, net consist of sales of DOPTELET, which was approved by the FDA for the treatment of thrombocytopenia in adult patients with CLD scheduled to undergo a procedure on May 21, 2018.

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

Selling, general and administrative expense

Selling, general and administrative expense consists primarily of salaries and other related costs, stock compensation expense, recruiting fees, professional fees, as well as increasingly the costs associated with supporting the commercialization of DOPTELET.

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

Results of operations for the three months ended March 31, 2019 and 2018

The following table sets forth our selected statements of operations data for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Revenue
Product sales, net	$4,001	$—
Total revenue, net	4,001	—
Operating expenses:
Cost of product sales	515	—
Research and development	4,084	3,416
Selling, general and administrative	15,754	10,261
Total operating expenses	20,353	13,677
Loss from operations	(16,352)	(13,677)

Interest income and other income (expense), net	537	222
Interest expense	(564)	(315)
Total other expenses, net	(27)	(93)
Net loss	$(16,379)	$(13,770)

Revenue

During the three months ended March 31, 2019, product sales, net consisted of sales of DOPTELET, which we commercially launched on June 4, 2018. We did not recognize any revenue during the three months ended March 31, 2018.

Cost of product sales

Cost of product sales of $0.5 million for the three months ended March 31, 2019 consisted of the cost of inventory, royalty payments to Astellas and certain distribution and overhead costs.

Research and development expense

Research and development expenses increased by $0.7 million, from $3.4 million for the three months ended March 31, 2018 to $4.1 million for the three months ended March 31, 2019, primarily driven by development costs associated with the ongoing CIT study, partially offset by decreased costs due to discontinuation of other studies.

For the three months ended March 31, 2019, research and development expenses included approximately $2.8 million of product development expenses, $0.8 million of payroll-related expenses, and $0.5 million of stock-based compensation expense.

For the three months ended March 31, 2018, research and development expenses included $2.4 million of clinical development costs associated with clinical trials to evaluate DOPTELET for the treatment of a broader population of patients with thrombocytopenia undergoing surgery and a post marketing registry study for CLD patients, $0.6 million of payroll-related expenses and $0.4 million of stock-based compensation expense.

Selling, general and administrative expense

For the three months ended March 31, 2019, selling, general and administrative expenses increased by $5.5 million, which was primarily driven by the increased level of headcount and sales and marketing activities to support the commercialization activities of DOPTELET.

For the three months ended March 31, 2019, selling, general and administrative expenses consisted of $3.4 million of commercial related expenses, $7.4 million of payroll-related expenses, $2.7 million of stock-based compensation expenses, $0.2 million of office operations-related expenses, $1.6 million in professional and consulting fees, $0.4 million related to pharmacovigilance and medical writing, and $0.1 million in educational sponsorship and grants.

For the three months ended March 31, 2018, general and administrative expense consisted of $3.2 million of payroll-related expenses, $3.1 million in professional and consulting fees primarily related to our initial commercial readiness activities for the commercial launch of DOPTELET, $2.4 million of stock-based compensation expenses, $0.7 million of office operations-related expenses, $0.5 million in sponsorship and grants, $0.2 million of recruiting fees, and $0.2 million of fees under the SAs with PBM Capital Group, LLC.

Other expenses, net

Other expenses, net for the three months ended March 31, 2019 consisted primarily of $0.6 million of interest expense and amortization of debt issuance costs and accretion expense for the final payment related to our loan with Silicon Valley Bank, partially offset by $0.6 million of income on our money market accounts.

Other expense, net for the three months ended March 31, 2018 consisted primarily of $0.3 million of interest expense related to the Eisai Note, partially offset by $0.2 million of income on our money market mutual funds.

Liquidity and capital resources

We have funded our operations primarily through the sale of equity securities and debt financing. On July 5, 2017, we closed our IPO, which resulted in the issuance and sale of 5,077,250 shares of our common stock at a public offering price of $17.00 per share, resulting in net proceeds of $78.7 million after deducting underwriting discounts and commissions and other offering costs. On February 27, 2018, we completed an underwritten public offering of 2,500,000 shares of our common stock at an offering price of $32.00 per share. Net proceeds raised from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, on April 17, 2018, we borrowed $20.0 million from SVB pursuant to the Term Loan.

On May 6, 2019, we entered into a Term Loan Facility with the Lenders, pursuant to which we may borrow up to $50.6 million, issuable in four separate tranches, of which $20.6 million ("Advance A") was issued upon execution of the Term Loan Facility and used to repay in full all of our outstanding obligations and liabilities to SVB under the Term Loan, $10.0 million ("Advance B") is available to be issued upon the occurrence of regulatory approval for the ITP indication until July 31, 2019, $10.0 million ("Advance C") is available to be issued if Advance B has been made and upon the achievement of a specified commercial revenue milestone until the earlier of April 15, 2020 or the day before Advance D is available, and $10.0 million ("Advance D") is available to be issued if Advance B has been made and upon the achievement of specified regulatory and commercial revenue milestones until July 15, 2020. The maturity date of the Term Loan Facility is April 3, 2023. Under the terms of the Term Loan Facility, we will be required to make monthly interest-only payments on the principal amount outstanding under each Advance at a floating rate equal to the Prime Rate plus 2.00%, followed by an amortization period of 35 months of equal monthly payments of principal plus interest amounts until paid in full. The interest-only period will automatically be extended to August 3, 2020 if Advance B is made and May 3, 2021 if either Advance C or Advance D is made, followed by an amortization period of 32 months and 23 months, respectively, of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, we are required to make a final payment equal to 10% of the aggregate principal amount of the Advances on the maturity date.

We commercially launched DOPTELET in June 2018. Prior to the generation of revenue from DOPTELET, we had not generated any commercial revenue from the sale of our products. We expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash and equivalents, which totaled $92.7 million and $104.6 million at March 31, 2019 and December 31, 2018, respectively.

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Three months ended March 31,
	2019	2018
Cash and equivalents at the beginning of the period	$104,566	$94,846
Net cash used in operating activities	(11,944)	(11,741)
Net cash used in investing activities	(19)	(129)
Net cash provided by financing activities	100	43,921
Cash and equivalents at the end of the period	$92,703	$126,897

Operating activities

Operating activities used $11.9 million of cash during the three months ended March 31, 2019, primarily for employee related expenses, commercialization activities for DOPTELET and clinical development fees related to the CIT study, partially offset by cash receipts from our product sales.

Operating activities used $11.7 million of cash during the three months ended March 31, 2018, primarily for clinical development fees related to the initiation of the PST program, consulting fees primarily related to our commercial readiness activities. Operating cash flows also included payroll, office operational expenses, recruiting and legal fees.

Investing activities

Net cash used in investing activities related primarily for the purchases of equipment during the three months ended March 31, 2019 and 2018.

Financing activities

For the three months ended March 31, 2019, financing activities provided $0.1 million of cash, consisting of net proceeds from the issuance of common stock in connection with employee option exercises.

Financing activities provided $43.9 million of cash during the three months ended March 31, 2018, consisting primarily of net proceeds of $75.0 million from the issuance of common stock from our underwritten offering completed on February 27, 2018, partially offset by the payment in full of the Eisai Note of $31.1 million and a $40,000 prepayment for the term loan closing costs to secure the new loan with Silicon Valley Bank.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to build out our commercial organization including the sales leadership, marketing and market access functions and expand our commercialization activities. As we seek to obtain marketing approval for DOPTELET in other indications, we will incur additional costs around clinical trials and research and development. In addition, if we obtain FDA approval for DOPTELET in other indication or any other drug candidates, we expect to incur significant commercialization expenses. Furthermore, we have begun and will continue to incur costs as a public company that we did not previously incur or have previously incurred at lower rates as a private company.  We expect that, based on our current operating plans, our existing cash and equivalents as of March 31, 2019 will be sufficient to fund our current planned operations for at least the next 12 months. We have based this estimate on assumptions that could prove to be wrong and we could use our capital resources sooner than planned. Our future funding requirements will depend on many factors, including:

•	costs of continued commercial activities, including product sales, marketing, manufacturing and distribution, for DOPTELET in CLD and other indications, if approved;

•	the extent of DOPTELET sales, which are significantly influenced by the buying patterns of our customers, which may be influenced by many factors beyond our control;

•	establishing an alternative manufacturer for DOPTELET;

•	the scope, progress, results and costs of clinical trials;

•	the scope, prioritization and number of our research and development programs;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the costs of retaining key research and development, sales and marketing personnel;

•	the costs of building out internal accounting, legal, compliance and other operational and administrative functions;

•	the timing and size of any milestone payments required under our existing or future arrangements;

•	the extent to which we acquire or in-license other drug candidates and technologies; and

•	the costs of establishing sales and marketing capabilities if we obtain regulatory approvals to market our drug candidates.

Clinical trial development is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval of and achieve sales of DOPTELET in other indications or other drug candidates. In addition, DOPTELET or any other drug candidates, if approved, may not achieve commercial success or may be limited in approved indications. To date, our commercial revenue has only been derived from sales of DOPTELET for the treatment of thrombocytopenia in adult patients with CLD who are scheduled to undergo a procedure. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual Obligations and Commitments

Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 5, 2019. There were no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the three months ended March 31, 2019. On May 6, 2019, we entered into the Term Loan Facility, pursuant to which we may borrow up to $50.6 million, issuable in four separate tranches, of $20.6 million, which was issued upon execution of the Term Loan Facility and used to repay in full all of our outstanding obligations and liabilities to SVB under the Term Loan and three additional tranches through July 15, 2020 upon the achievement of specified regulatory and commercial milestones. The maturity date of the Term Loan Facility is April 3, 2023. Under the terms of the Term Loan Facility, we will be required to make monthly interest-only payments on the principal amount outstanding under each advance at a floating rate equal to the Prime Rate plus 2.00%, followed by an amortization period of 35 months of equal monthly payments of principal plus interest amounts until paid in full. The interest-only period will automatically be extended, and the amortization period correspondingly shortened, in the event that subsequent tranches are drawn. In addition, we are required to make a final payment equal to 10% of the aggregate principal amount of the advances on the maturity date. Refer to Note 8 "Debt" of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Term Loan Facility.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three ended March 31, 2019.

We contract with clinical research organizations globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2019, substantially all of our total receivables and liabilities were denominated in the U.S. dollar.

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

With respect to the quarter ended March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of disclosure controls and procedures can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information
On May 6, 2019, we entered into an Amended and Restated Loan and Security Agreement (the "Amended and Restated Loan Agreement"), with Silicon Valley Bank ("SVB"), and WestRiver Innovation Lending Fund VIII, L.P. ("WestRiver" and together with SVB, the “Lenders”), pursuant to which we may borrow up to $50.6 million, issuable in four separate tranches as follows: $20.6 million ("Advance A"), which was issued upon execution of the Amended and Restated Loan Agreement and used to repay in full all of our outstanding obligations and liabilities to SVB under the prior Term Loan, $10.0 million ("Advance B"), available to be issued upon the occurrence of full regulatory approval for the chronic immune thrombocytopenia indication until July 31, 2019, $10.0 million ("Advance C"), available to be issued if Advance B has been made and upon the achievement of a specified commercial revenue milestone until the earlier of April 15, 2020 or the day before Advance D is available, and $10.0 million ("Advance D"), available to be issued if Advance B has been made and upon the achievement of specified regulatory and commercial revenue milestones until July 15, 2020.
The maturity date of the Amended and Restated Loan Agreement is April 3, 2023. Under the terms of the Amended and Restated Loan Agreement, we are required to make monthly interest-only payments on the principal amount outstanding under each Advance at a floating rate equal to the greater of the Prime Rate, as defined in the Amended and Restated Loan Agreement, plus 2.00%, followed by an amortization period of 35 months of equal monthly payments of principal plus interest amounts until paid in full. The interest-only period will automatically be extended to August 3, 2020 if Advance B is made and May 3, 2021 if either Advance C or Advance D is made, followed by an amortization period of 32 months and 23 months, respectively, of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for our regular monthly payments of principal plus accrued interest, we are required to make a final payment equal to 10% of the aggregate principal amount of the Advances on the maturity date.
Our obligations under the Amended and Restated Loan Agreement are secured by substantially all of our assets except for our intellectual property and certain other assets, and we may not encumber our intellectual property without the lenders’ prior written consent. The Amended and Restated Loan Agreement contains a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Our obligations under the Amended and Restated Loan Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. The foregoing is a summary description of certain terms of the Amended and Restated Loan Agreement, is not complete and is qualified in its entirety by reference to the text of the Amended and Restated Loan Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the risk factors set forth immediately below, our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 5, 2019.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our loan from Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P.

On May 6, 2019, we entered into an Amended and Restated Loan and Security Agreement with the Lenders, pursuant to which we have borrowed an aggregate of $20.6 million and may borrow up to an aggregate of $30 million. Our obligations under the Amended and Restated Loan and Security Agreement are secured by substantially all of our assets except for our intellectual property and certain other assets, and we may not encumber our intellectual property without the Lenders' prior written consent. The Amended and Restated Loan and Security Agreement contains a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of May 7, 2019. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the Amended and Restated Loan and Security Agreement could result in an event of default, which could result in an acceleration of amounts due under Amended and Restated Loan and Security Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the Lenders could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

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

3.2*
Amended and Restated Bylaws (previously filed as Exhibit 3.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-218479), filed with the Commission on June 9, 2017, and incorporated by reference herein)

10.1*
Dova Pharmaceuticals, Inc. Officer Change in Control Severance Benefit Plan (previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on February 8, 2019, and incorporated by reference herein)

10.2#	Amended and Restated Loan and Security Agreement, dated as of May 6, 2019, by and among Dova Pharmaceuticals, Inc., AkaRx, In., Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P
31.1#	Certification of Principal Executive Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#++
Certifications of Principal Executive Officer and Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

Dova Pharmaceuticals, Inc.

Date: May 7, 2019	By:	/s/ David Zaccardelli
David Zaccardelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer
(Principal Financial Officer)