Form 10-Q
period 2019-06-30
Dova Pharmaceuticals Inc.
filed 2019-08-06
CIK 1685071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 5, 2019
Common Stock, $0.001 par value	28,801,863

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Dova Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$76,782	$104,566
Accounts receivable, net	3,154	612
Inventory, net	4,167	4,390
Prepaid expenses and other current assets	1,496	2,239
Total current assets	85,599	111,807
Furniture and equipment, net	343	362
Operating lease asset	1,240	—
Total assets	$87,182	$112,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,546	$781
Accrued expenses	9,063	11,935
Accrued interest	129	79
Due to related party	17	35
Current portion of operating lease liability	323	—
Current portion of long-term debt	1,177	6,667
Current portion of deferred revenue	1,920	—
Total current liabilities	15,175	19,497
Deferred revenue	453	2,373
Long-term operating lease liability	1,222	—
Long-term debt	19,524	13,941
Total liabilities	36,374	35,811

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,737,817 and 28,204,098 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	29	28
Additional paid-in capital	213,649	205,757
Accumulated deficit	(162,870)	(129,427)
Total stockholders’ equity	50,808	76,358
Total liabilities and stockholders’ equity	$87,182	$112,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Product sales, net	$3,516	$1,957	$7,517	$1,957
Other revenue	—	2,627	—	2,627
Total revenue, net	3,516	4,584	7,517	4,584
Operating expenses:
Cost of product sales	444	519	959	519
Research and development	4,505	4,508	8,589	7,924
Selling, general and administrative	15,496	18,565	31,250	28,826
Total operating expenses	20,445	23,592	40,798	37,269
Loss from operations	(16,929)	(19,008)	(33,281)	(32,685)

Interest income and other income (expense), net	439	(195)	976	27
Interest expense	(574)	(454)	(1,138)	(769)
Total other expenses, net	(135)	(649)	(162)	(742)
Net loss	$(17,064)	$(19,657)	$(33,443)	$(33,427)

Net loss per share, basic and diluted	$(0.60)	$(0.70)	$(1.18)	$(1.22)
Weighted average common shares outstanding, basic and diluted	28,291,756	28,194,046	28,256,746	27,396,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2018	28,204,098	$28	$205,757	$(129,427)	$76,358
Exercise of stock options	22,454	—	100	—	100
Restricted stock units vested	6,178	—	—	—	—
Stock based compensation	—	—	3,213	—	3,213
Net loss	—	—	—	(16,379)	(16,379)
Balance as of March 31, 2019	28,232,730	28	209,070	(145,806)	63,292
Exercise of stock options	488,057	1	1,849	—	1,850
Restricted stock units vested	17,030	—	—	—	—
Stock based compensation	—	—	2,730	—	2,730
Net loss	—	—	—	(17,064)	(17,064)
Balance as of June 30, 2019	28,737,817	$29	$213,649	$(162,870)	$50,808

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2017	25,652,457	$26	$118,301	$(57,145)	$61,182
Exercise of stock options	38,809	—	145	—	145
Issuance of common stock in connection with secondary offering, net of offering costs	2,500,000	2	74,727	—	74,729
Stock based compensation	—	—	2,816	—	2,816
Net loss	—	—	—	(13,770)	(13,770)
Balance as of March 31, 2018	28,191,266	28	195,989	(70,915)	125,102
Exercise of stock options	11,000	—	80	—	80
Stock based compensation	—	—	4,192	—	4,192
Net loss	—	—	—	(19,657)	(19,657)
Balance as of June 30, 2018	28,202,266	$28	$200,261	$(90,572)	$109,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(33,443)	$(33,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38	9
Loss on disposal of furniture and equipment	—	35
Amortization of debt discount and debt issuance costs	438	188
Stock-based compensation	5,943	7,007
Other non-cash items	40	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,043)	(3,409)
Inventory	223	(563)
Prepaid expenses	913	(872)
Accounts payable	1,765	279
Accrued expenses	(2,777)	5,754
Accrued interest	50	(929)
Due to related party	(18)	(97)
Deferred revenue	—	2,373
Net cash used in operating activities	(27,871)	(23,652)

Cash flows from investing activities
Purchases of furniture and equipment	(19)	(239)
Net cash used in investing activities	(19)	(239)

Cash flows from financing activities
Payment of note payable	—	(31,077)
Payment of term loan, including a $0.6 million prepayment fee	(20,600)	—
Debt issuance costs	(345)	(38)
Proceeds from the issuance of debt	20,600	20,000
Proceeds from exercise of stock options	451	125
Proceeds from the issuance of common stock	—	80,000
Payment of offering cost in connection with issuance of common stock	—	(5,270)
Net cash provided by financing activities	106	63,740

Net change in cash and equivalents	(27,784)	39,849
Cash and equivalents at the beginning of the period	104,566	94,846
Cash and equivalents at the end of the period	$76,782	$134,695

Supplemental disclosure of cash flow information:
Cash paid for interest	$641	$1,511

Supplemental disclosure of noncash investing and financing activities:
Exercise of stock options in accounts receivable	$1,499	$—
Shares issued from the early exercise of options	$—	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and description of business operations

Dova Pharmaceuticals, Inc. ("Dova" or the "Company") is a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. On May 21, 2018, the U.S. Food and Drug Administration (“FDA”) approved DOPTELET® (avatrombopag), which is an orally administered thrombopoietin receptor agonist for the treatment of thrombocytopenia in adult patients with chronic liver disease (“CLD”) scheduled to undergo a procedure, which was commercially launched on June 4, 2018. On June 20, 2019, the Company was granted a marketing authorization by the European Commission for the treatment of severe thrombocytopenia in adult patients with CLD who are scheduled to undergo an invasive procedure; DOPTELET has not yet been commercially launched in Europe. Furthermore, on June 26, 2019, the Company received FDA approval for DOPTELET for the treatment of thrombocytopenia in adult patients with chronic immune thrombocytopenia ("ITP") who have had an insufficient response to a previous treatment. The Company commercially launched DOPTELET for the treatment of ITP on July 16, 2019.

The unaudited condensed consolidated financial statements of the Company include the results of operations for the three and six months ended June 30, 2019 and June 30, 2018.

Note 2—Significant accounting policies

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the full year or the results for any future periods and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on March 5, 2019.

Liquidity and capital resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, the Company had an accumulated deficit of $162.9 million.

Since inception, the Company has financed its operations through the issuance of equity and debt with net aggregate proceeds of $238.0 million.  Although the Company began generating revenue from product sales of DOPTELET in June 2018, the Company does not expect product revenue to be sufficient to satisfy its operating needs for several years. As of June 30, 2019, the Company had $76.8 million in cash and equivalents. Based on the Company’s forecast of future cash flows, the Company believes that it has adequate cash and equivalents to continue to fund operations in the normal course of business for at least the next 12 months.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the determination of variable consideration for product sales, revenue recognized upon the satisfaction of performance obligations under the Company's strategic agreements, share-based compensation and some of its research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

from these estimates. To the extent there are material differences between the estimates and actual results the Company’s future results of operations will be affected.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one reportable segment, i.e., the development and commercialization of DOPTELET. Substantially all of the Company's assets and revenue are in the United States.

For the three and six months ended June 30, 2019 as well as for the year ended December 31, 2018, the Company relied primarily on two specialty pharmacies to purchase and supply the majority of DOPTELET. These two specialty pharmacies accounted for greater than 75% of all DOPTELET net product sales in the three and six months ended June 30, 2019 and accounted for predominately all of the Company's outstanding accounts receivable from product sales as of June 30, 2019. The loss, or a significant change in the buying patterns, of either one of these specialty pharmacies as a customer could negatively impact the commercialization of DOPTELET.

Cash and equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and equivalents include cash held in banks and money market mutual funds and are classified as Level 1 investments.

Inventory

Inventory acquired prior to receipt of the FDA approval for DOPTELET was expensed as research and development expense as incurred. The Company began capitalizing inventory upon receipt of FDA approval on May 21, 2018. Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first in first out method. Inventory consists of work in process, and DOPTELET finished goods. The Company currently purchases inventory from Eisai under a long-term supply agreement for work in progress and finished drug product and the cost of inventory is the greater of a fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of DOPTELET. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At June 30, 2019, the Company determined that no write downs to inventory for potentially excess, dated or obsolete inventory were required. The Company’s inventory at June 30, 2019 and 2018 consisted of the following (in thousands):

	June 30, 2019	June 30, 2018
Work in process	$1,728	$—
Finished goods	2,439	563
Total	$4,167	$563

Research and development prepaid and accrued expenses

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its research and development efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts.  The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial prepaid and accrual expense is dependent upon the timely and accurate reporting of fee billings and pass-through expenses from contract research organizations and other third-party vendors, as well as the timely processing of any change orders from the contract research organizations.

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

On March 5, 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements.” The new rule adds an exception to the interim transition disclosure requirements required for a change in accounting principle in the year of adoption of the new lease accounting standard, which was effective for the Company as of January 1, 2019. The exception eliminates the requirement to disclose the effect of the change in accounting principle on income from continuing operations, net income, and related per-share amounts for post-adoption interim periods.

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

Research and development costs

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Research and development (“R&D”) expenses for the three and six months ended June 30, 2019 include direct and indirect R&D costs. Direct R&D costs consist principally of external costs, such as fees paid to investigators, consultants, central laboratories, contract manufacturing organizations and contract research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in R&D functions, including stock-based compensation for R&D personnel. Indirect R&D costs include insurance or other indirect costs related to the Company’s R&D function to specific product candidates. The Company expenses pre-approval inventory as R&D until regulatory approval is received.

Revenue recognition

Product sales

The Company is currently approved to sell DOPTELET in both the United States and throughout the European Union. The product is currently commercially available in the United States and is predominantly distributed to a limited number of specialty pharmacies (“customers”), who have agreements in place with the Company.  Patients and healthcare providers purchase the product from the Company's customers.

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

Revenue from product sales is recorded after considering the impact of the following variable consideration amounts at the time of revenue recognition:

Trade discounts and distribution fees: Trade discounts relate to prompt settlement discounts provided to customers. In addition, the Company compensates its customers for data and other activities. The Company has determined that such services received to date are not distinct from its sale of products and may not reasonably represent fair value for these services.  Therefore, estimates of these payments are recorded as a reduction of revenue based on contractual terms.

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

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. The computations of diluted net loss per common share for the three and six months ended June 30, 2019 excluded options to purchase 2,138,768 and 4,180,824 shares of common stock, respectively, and excluded restricted stock units of 75,089 and 148,784 shares of common stock, respectively, as the inclusion of these securities would have been antidilutive. The computations of diluted net loss per common share for the three and six months ended June 30, 2018 did not include options to purchase 2,596,080 shares and 2,425,386 shares, respectively, of common stock, as the inclusion of these securities would have been antidilutive. There were no restricted stock units issued during the three and six months ended June 30, 2018.

Recent accounting pronouncements

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018, through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Subtopic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. The new guidance on credit losses is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19 amendments, beginning as of January 1, 2020 and expects that the adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

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

Note 3—The purchase agreement and related transactions

Purchase agreement with Eisai

Dova entered into a purchase agreement dated March 29, 2016 (the “Eisai stock purchase agreement”) with Eisai, Inc. (“Eisai”) for all of the issued and outstanding shares of the capital stock of AkaRx Inc., which consisted of the worldwide rights to DOPTELET. The terms of the Eisai stock purchase agreement included (i) an upfront payment of $5.0 million that was paid at closing and funded by a capital contribution by the Company's then sole member, PBM Capital Investments, LLC, (ii) milestone payments up to $135.0 million in the aggregate based on annual net sales of DOPTELET, and (iii) a commitment to negotiate in good faith to secure a long-term supply agreement with Eisai to govern manufacturing support and the purchase of DOPTELET from Eisai for a certain period not to exceed three years after the first commercial sale of DOPTELET.

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-1, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Eisai stock purchase agreement included a license to DOPTELET, other associated intellectual property, inventory, documentation and records, and related materials. The potential milestone payments based on annual net sales are not yet considered probable, and no additional milestone payments have been accrued at June 30, 2019.

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Amended and Restated Transition Services Agreement with Eisai and an Additional Work Order

Effective April 1, 2018, the Company and Eisai entered into an Amended and Restated Transition Services Agreement (the “Amended TSA”) and an Additional Work Order (“Work Order”), pursuant to which Eisai agreed to provide services to the Company after the expiration of the original Transition Services Agreement by and between Eisai and the Company, dated March 30, 2016 (the "TSA"), which expired on March 31, 2018. Under the Work Order, Eisai provided certain regulatory, CMC, nonclinical, clinical pharmacology, and statistical services to the Company in order to support the Company's new drug application and marketing authorization application to the European Medicines Agency for the period from April 1, 2018 through June 30, 2019, at which time the Work Order expired. The Company incurred $32.2 million under the TSA and the Amended TSA.

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

License agreement with Astellas Pharma Inc.

The primary intellectual property related to DOPTELET is licensed from Astellas Pharma Inc. (“Astellas”) on an exclusive, worldwide basis under the terms of a license agreement that the Company acquired from Eisai under the Eisai stock purchase agreement. Under the terms of the license agreement, the Company is required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the submission of the NDA, the Company recorded a milestone payment of $1.0 million. On June 26, 2019, upon the FDA approval of DOPTELET for ITP, the Company became obligated to pay another $1.0 million within 30 days, which has been recorded within research and development expenses. The Company will be required to make additional aggregate milestone payments of up to $3.0 million to Astellas if certain other regulatory milestones are achieved. In addition, the Company is required to pay Astellas tiered royalties ranging from the mid to high single digits on net sales of DOPTELET. No amounts have been accrued for any potential milestone payments as the payments were not deemed probable. Unless earlier terminated, this license agreement with Astellas will expire on a country-by-country and product-by-product basis upon the latest of (i) the expiration of the last-to-expire claim of the licensed patents, (ii) the expiration of any government-granted marketing exclusivity period for DOPTELET, and (iii) 10 years after the last date of launch of DOPTELET to have occurred in any country. Thereafter, the term of the license agreement may be extended for successive one-year terms if the Company notifies Astellas in writing of its desire to extend such term at least three months before it is otherwise set to expire.

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

For the three and six months ended June 30, 2019, the Company incurred expenses under the SAs of $52,200 and $104,400, respectively, which were included in selling, general and administrative expenses.

For the three and six months ended June 30, 2018, the Company incurred expenses under the SAs of $52,200 and $202,200, respectively, which were included in selling, general and administrative expenses.

Note 5—Stock-based compensation

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

The Company initially reserved 4,285,250 shares of common stock for issuance under the Amended Plan. The number of shares of common stock reserved for issuance under the Amended Plan automatically increases on January 1 each year, for a period of ten years, from January 1, 2018 through January 1, 2027, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of June 30, 2019, 2,984,061 shares were available for grant under the Amended Plan. As of June 30, 2019, options to purchase 3,983,337 shares of the Company’s common stock were outstanding at a weighted average exercise price of $12.06 per share.

Option awards

The fair value of the Company’s option awards was estimated using the assumptions below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Exercise price	$8.99-$10.59	$24.46-$33.47	$7.97-$10.59	$24.46-$33.47
Risk-free rate of interest	1.92%-2.44%	2.60%-3.02%	1.92%-2.60%	2.41%-3.02%
Expected term (years)	5.5-7.0	5.1-7.0	5.2-7.0	5.0-7.0
Expected stock price volatility	69%-70%	64%-65%	69%-72%	64%-88%

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2019:

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Total options outstanding	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2018	3,526,433	$13.25	9.2	$5,200,000
Employee options granted	1,891,372	7.74	8.3	12,076,000
Employee options exercised	(510,511)	3.82
Employee options forfeited	(923,957)	12.34
Outstanding as of June 30, 2019	3,983,337	$12.06	9.1	$21,250,000
Options vested and exercisable as of June 30, 2019	725,098	$17.71	8.3	$2,926,000

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s closing common stock price on June 30, 2019, or $14.10 per share, and the exercise price of the stock options that had strike prices below $14.10 per share. The weighted average grant date fair value per share of options granted during the six months ended June 30, 2019 was $6.04. The weighted average remaining contractual term of exercisable options is approximately 8.3 years at June 30, 2019. The expense is recognized over the vesting period of the award.

As of June 30, 2019, there was approximately $14.7 million of total unrecognized compensation expense, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Units

Certain employees and board members have been awarded restricted stock units with time-based vesting. During the six months ended June 30, 2019, the Company granted 53,955 restricted stock units, with a weighted average grant date fair value of $8.39 per share. As of June 30, 2019, 80,771 restricted stock units have vested.

The following table summarizes restricted stock unit activities for the three and six months ended June 30, 2019:

	Number of units	Weighted average grant date fair value
Balance as of December 31, 2018	107,083	$6.07
Restricted stock units granted	53,955	8.39
Restricted stock units vested	(80,771)	6.86
Balance as of June 30, 2019	80,267	$6.84

As of June 30, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.2 million with a weighted average vesting period of approximately 0.3 years.

Stock-based compensation expense has been reported in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019 as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of product sales	$57	$292	$87	$292
Research and development	347	582	845	1,012
Selling, general and administrative	2,326	3,318	5,011	5,703
Total stock-based compensation	$2,730	$4,192	$5,943	$7,007

Note 6 — Significant agreements and contracts

Distribution Agreement with Fosun

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In 2018, the Company recognized $2.6 million related to the up-front payment as other revenue in connection with the Fosun agreement. The amount of revenue recognized in connection with this agreement is commensurate with the deliverables provided by the Company to Fosun in achieving the performance obligation. The remaining transaction price of $1.9 million and $0.5 million is recorded within short-term and long-term deferred revenue, respectively, as of June 30, 2019, on the condensed consolidated balance sheet and will be recognized upon the delivery of certain information packages for indications which have been approved and are in development. The relative fair value of deliverables was calculated using a combination of discounted cash flow and cost avoidance models (Level 3 inputs), under which estimated cash flows were discounted using a risk-adjusted rate that aligns with publicly available information of Fosun's cost structure. Estimated cash flows were determined based on management's best estimate of the performance of DOPTELET for each indication in the territory.

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

Co-Promotion Agreement with Valeant Pharmaceuticals North America LLC

On September 26, 2018, the Company entered into a Co-Promotion Agreement (the "Co-Promotion Agreement") with the Salix division of Valeant Pharmaceuticals North America LLC (“Salix”), a subsidiary of Bausch Health Companies Inc., pursuant to

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

which the Company granted Salix the exclusive right to co-promote DOPTELET to specified medical professionals in the Gastroenterology, Colorectal Surgery and Proctology field (the “Specialty”) in the United States. On June 27, 2019, the Company entered in to a First Amendment to the Co-Promotion Agreement effective July 1, 2019 (the “Amendment”) in which the Company expanded its partnership with Salix, whereby Salix has the exclusive right to also co-promote in Hepatology, and Interventional Radiology, in addition to the previously defined Specialty (collectively, the “Expanded Specialty”) in the United States for the treatment of thrombocytopenia in adult patients with chronic liver disease who are scheduled to undergo a procedure.

Pursuant to the Co-Promotion Agreement, the Company has been paying Salix a fee based on the quarterly Net Sales (as defined in the Co-Promotion Agreement) of DOPTELET to specified medical professionals in the Specialty in the United States at specified tiered percentages, ranging from Salix receiving a mid-twenties to mid-thirties percent of Net Sales in a calendar year, subject to specified adjustments. Under the Amendment, the Company will pay Salix a fee based on the quarterly Net Sales of DOPTELET to specified medical professionals in the Expanded Specialty in the United States, which, commencing on July 1, 2019, will equal a mid-thirties percentage of those Net Sales in a calendar year. In addition, pursuant to the Co-Promotion Agreement, the Company has agreed to pay Salix a milestone payment of $2.5 million upon the achievement of an aggregate Net Sales amount to the Specialty. The Co-Promotion Agreement specifies that the Company will grant Salix a royalty-free right to use trademarks and copyrights relating to DOPTELET in connection with the promotion of DOPTELET in the United States. The Co-Promotion Agreement also contains provisions regarding payment terms, confidentiality and indemnification, as well as other customary provisions.

The co-promotion of DOPTELET in the United States pursuant to the terms of the Co-Promotion Agreement is supervised by a joint steering committee composed of an equal number of representatives from the Company and Salix. Under the terms of the Co-Promotion Agreement, the Company is responsible for the costs of maintaining regulatory approval of, manufacturing, supplying and distributing DOPTELET. Salix has also agreed to maintain at least one hundred Salix sales representatives (subject to certain adjustments) that will have the responsibility to promote DOPTELET in the Expanded Specialty in the United States. Pursuant to the Amendment, the Company agreed to extend the term of the Co-Promotion Agreement by an additional year until September 26, 2023.

Note 7 — Debt

On April 17, 2018, the Company and its wholly owned subsidiary, AkaRx (collectively “Co-Borrowers”), entered into a Loan and Security Agreement ("Term Loan") with Silicon Valley Bank (“SVB”) pursuant to which the Co-Borrowers borrowed $20.0 million. The Term Loan was originally scheduled to mature on April 17, 2021 unless the Company achieved a specified revenue milestone in which case the maturity date would be extended to April 17, 2022. The Co-Borrowers were only required to make monthly interest payments until April 30, 2019 unless the Company achieved the specified revenue milestone, in which case the interest-only period would have been extended until October 31, 2019. Following the interest-only period, the Co-Borrowers would be required to also make equal monthly payments of principal and interest for the remainder of the term. The Co-Borrowers would have also been required to pay an additional final payment at maturity equal to $2.0 million if the Term Loan was repaid by or after May 16, 2019 or a final payment of $0.6 million if the Term Loan was repaid during the interest-only period.  The final payment amount of $2.0 million was recorded as a debt discount and was being accreted to the carrying value of the debt using the effective interest method. In addition, at its option, the Co-Borrowers were permitted to prepay all amounts owed under the Term Loan (including all accrued and unpaid interest), subject to a prepayment charge if the loan has been outstanding for less than one year, which prepayment charge would be 4% of the outstanding principal amount on the date the loan is prepaid. All obligations under this agreement were guaranteed by all the assets of the Co-Borrowers, except for intellectual property and certain other assets. The Term Loan bore interest at the WSJ prime rate plus 1.25% per annum. In connection with the Term Loan, the Company incurred debt issuance costs totaling approximately $38,000. These costs were being amortized over the estimated term of the debt using the effective interest method.
On May 6, 2019, the Co-Borrowers entered into an Amended and Restated Loan and Security Agreement ("Term Loan Facility") with SVB and WestRiver Innovation Lending Fund VIII, L.P. ("WestRiver" and, together with SVB, the "Lenders"), pursuant to which the Company may borrow up to $50.6 million, issuable in four separate tranches, of which $20.6 million ("Advance A") was issued upon execution of the Term Loan Facility and used to repay in full all of the Company's outstanding obligations and liabilities to SVB under the Term Loan, including a prepayment fee of $0.6 million, $10.0 million ("Advance B") was issued in July 2019 upon the occurrence of regulatory approval for the ITP indication which occurred on June 26, 2019, $10.0 million ("Advance C") is available to be issued upon the achievement of a specified commercial revenue milestone until the earlier of April 15, 2020 or the day before Advance D is available, and $10.0 million ("Advance D") is available to be

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

issued upon the achievement of specified regulatory and commercial revenue milestones until July 15, 2020. In the event that the Company does not borrow Advance C, then $20.0 million, rather than $10.0 million, will be available to be issued under Advance D upon the achievement of specified regulatory and commercial revenue milestones until July 15, 2020.
The maturity date of the Term Loan Facility is April 3, 2023. Under the terms of the Term Loan Facility, the Co-Borrowers will be required to make monthly interest-only payments on the principal amount outstanding under each Advance at a floating rate equal to the Prime Rate plus 2.00%. Upon the Company's draw of Advance B, the interest-only period was extended to August 3, 2020 followed by an amortization period of 32 months of equal monthly payments of principal plus interest amounts until paid in full. If either Advance C or Advance D is made, the interest-only period will be extended to May 3, 2021, followed by an amortization period of 23 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, the Co-Borrowers are required to make a final payment equal to 10% of the aggregate principal amount of the Advances on the maturity date.

The Term Loan Facility has substantially the same terms as the Term Loan. In accordance with ASC 405-20, Extinguishment of Liabilities, and ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the repayment of the Company's outstanding obligations and liabilities to SVB under the Term Loan as a debt modification.

The Company deducted the debt issuance costs from the carrying amount of the debt as of June 30, 2019. As of June 30, 2019, the carrying value of the Term Loan Facility was approximately $20.7 million. The short-term portion of $1.2 million is due within 12 months and the long-term portion of $21.5 million is due in greater than 12 months. The debt balance has been categorized within Level 2 of the fair value hierarchy. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date.

As of June 30, 2019, annual principal payments due under the Term Loan Facility were as follows:

Aggregate Minimum Payments
Year	(in thousands)
2019	$—
2020	4,708
2021	7,063
2022	7,063
2023	3,826
Total	22,660
Less unamortized debt issuance costs and final payment	(1,959)
Total	$20,701

Note 8 — Leases

The Company currently subleases 14,378 square feet of office space (the "Existing Office Space") for its corporate headquarters located at 240 Leigh Farm Road, Durham, North Carolina through April 30, 2020. Effective October 12, 2018, the Company leased an additional 1,961 square feet of office space adjacent to the Existing Office Space directly from the building's landlord. On May 22, 2018, the Company entered into an Office Lease Agreement (the “Lease”) directly with the building's landlord under which the Company will lease an additional 7,367 square feet of space adjacent to the Existing Office Space. Additionally, pursuant to the Lease, effective May 1, 2020, the Company will effectively renew the lease of the Existing Office Space directly with the landlord. On May 13, 2019, the Lease was amended to include an additional 3,881 square feet of office space, bringing the aggregate square feet of rentable office space to 25,626 square feet.

Under the sublease and the Lease, the Company's aggregate annual rent commitments are $182,506 for 2019, $532,647 for 2020, $713,385 for 2021, $733,160 for 2022, and $562,363 for 2023.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The term of the Lease will continue until September 30, 2023. The Company has an option to renew the Lease for one additional term of five years. If exercised, rent during the renewal term will be at the fair market rental rate as defined in the Lease.

The Lease provides for total tenant improvement allowance of approximately $322,305. As of June 30, 2019, none of the allowance was utilized.

The Company recorded operating lease expense of $99,000 and $197,000 for the three and six months ended June 30, 2019, respectively, compared to operating lease expense of $71,600 and $177,000 for the three and six months ended June 30, 2018, respectively. Operating lease expense is recorded and classified as selling, general and administrative expenses on the Company's consolidated statements of operations.

Maturity of lease liabilities (in thousands)	Operating leases
2019	$183
2020	385
2021	455
2022	467
2023	359
Total lease payments	1,849
Less: Interest	(304)
Present value of lease liabilities	$1,545

The weighted average remaining lease term is 4.3 years and the weighted average discount rate is 6.5%. The discount rate is the same as the Company's incremental borrowing rate as the rate implicit in the leases cannot be readily determined.

Note 9—Commitments and contingencies

Purchase commitments

As noted in Note 3, the Company has an agreement with Eisai for the commercial supply of DOPTELET. Under the terms of the agreement, the Company will supply Eisai with non-cancelable firm commitment purchase orders. Future minimum purchase obligations are $6.3 million through the first quarter of 2020.

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

Note 10—Income taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2019 as the Company incurred losses for the three and six months ended June 30, 2019 and is forecasting additional losses through the fourth quarter of 2019, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2019. Therefore, no federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740.

Due to the Company’s history of losses since inception, the Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

At June 30, 2019, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 11—Employee benefit plan

The Company maintains a defined contribution 401(k) plan available to full-time employees, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $1.00 per $1.00 of employee contribution into the plan for the first 3% and $0.50 per $1.00 of employee contribution for the next 2%, for a maximum deferral per employee of 4% of the employee’s salary. The Company's matching contributions totaled approximately $138,000 and $302,000 during the three and six months ended June 30, 2019, respectively. The Company’s matching contributions totaled approximately $72,000 and $109,000 during the three and six months ended June 30, 2018, respectively.

Note 12—Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2019, and events which occurred subsequently but were not recognized in the financial statements.

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

Overview

We are a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. On May 21, 2018, the U.S. Food and Drug Administration (“FDA”) approved DOPTELET (avatrombopag), which is an orally administered thrombopoietin receptor agonist for the treatment of thrombocytopenia in adult patients with chronic liver disease (“CLD”) scheduled to undergo a procedure, which we commercially launched on June 4, 2018. In addition, on June 20, 2019, we were granted a marketing authorization by the European Commission for the treatment of severe thrombocytopenia in adult patients with CLD who are scheduled to undergo an invasive procedure. DOPTELET has not yet been commercially launched in Europe, and we intend to enter into a distribution agreement with a partner to commercialize DOPTELET in Europe. Furthermore, on June 26, 2019, we received FDA approval for DOPTELET for the treatment of thrombocytopenia in adult patients with chronic immune thrombocytopenia ("ITP") who have had an insufficient response to a previous treatment. We believe that DOPTELET, along with currently marketed TPO-RAs Promacta and Nplate for the treatment of patients with ITP alone, has an approximately $1.0 billion addressable market in the United States and an approximately $2.0 billion worldwide addressable market. We commercially launched DOPTELET for the treatment of thrombocytopenia in adult patients with chronic ITP on July 16, 2019. In conjunction with the launch of DOPTELET for chronic ITP, we reduced the wholesaler acquisition cost for DOPTELET by approximately two thirds compared to the previous wholesaler acquisition cost for DOPTELET. We are also expanding our distribution network to include several specialty distributors that are associated with certain group purchasing organizations.

We initiated a Phase 3 trial in chemotherapy-induced thrombocytopenia ("CIT") during the first quarter of 2018. We expect to report results for the primary and select secondary endpoints from this trial in the first half of 2020. Currently, there are no approved treatments for CIT. Physicians are currently managing CIT through chemotherapy dose reductions, cycle delays, and in severe cases platelet transfusions. In the United States, there are approximately 765,000 patients annually that receive chemotherapy. Among those patients, roughly 93% have solid tumors, while the remaining 7% have non-solid tumors. The incidence of thrombocytopenia in solid tumors and non-solid tumors is reported to be approximately 10% and 50%, respectively. Accordingly, we believe the U.S. addressable CIT population related to solid tumors to include approximately 71,000 patients annually. The ongoing clinical trial in CIT utilizes a dosage regimen of 60 mg once daily for 5 days prior to chemotherapy and 60 mg once daily for 5 days after chemotherapy. If approved, we expect that patients receiving chemotherapy that develop clinically meaningful thrombocytopenia will utilize DOPTELET for 2 to 3 cycles out of a 6-cycle chemotherapy regimen.

We have a limited operating history as we were formed on March 24, 2016. Since our inception, our operations have focused on acquiring rights to DOPTELET, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting clinical trials, preparing for and submitting a new drug application ("NDA") and sNDA for DOPTELET, building a commercial organization, including a field sales team and launching DOPTELET. We have funded our operations primarily through the sale of preferred and common stock and the issuance of debt. On July 5, 2017, we closed our IPO of common stock, which resulted in the issuance and sale of 5,077,250 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of approximately $78.7 million after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all outstanding shares of our Series A convertible preferred stock were automatically converted into 3,242,950 shares of common stock. In addition, on February 27, 2018, we completed an underwritten public offering of 2,500,000 shares of our common stock. The shares were sold to the public at an offering price of $32.00 per share. Net proceeds raised from the offering were approximately $74.7 million, after deducting underwriting discounts and commissions and other offering expenses. On April 17, 2018, we, along with our wholly owned subsidiary, AkaRx, (collectively the “Co-Borrowers”), entered in to a Loan and Security Agreement ("Term Loan") with Silicon Valley Bank ("SVB"), pursuant to which we borrowed $20.0 million maturing up to 48 months from the closing. On May 6, 2019, the Co-Borrowers entered into an Amended and Restated Loan and Security Agreement ("Term Loan Facility") with SVB and WestRiver Innovation Lending Fund VIII, L.P. (collectively the "Lenders"), to extend the interest-only period of the existing $20.0 million Term Loan by 12 months and to provide aggregate additional potential borrowings of $30.0 million upon achieving specified regulatory and revenue milestones. On July 1, 2019, we borrowed an additional $10.0 million under the Term Loan Facility. Refer to Note 7 "Debt" of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Term Loan Facility. We believe that our existing cash and equivalents, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2019 and for the year ended December 31, 2018, our net loss was $33.4 million and $72.3 million, respectively. As of June 30, 2019, we had an accumulated deficit of $162.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue to invest in the clinical development of DOPTELET for the treatment of CIT;

•	continue the commercialization of DOPTELET;

•	fulfill post-marketing obligations in territories where DOPTELET is approved;

•	manufacture DOPTELET under our supply agreement with Eisai;

•	establish an additional manufacturer for DOPTELET;

•	maintain, expand and protect our intellectual property portfolio;

•	evaluate opportunities for development of additional drug candidates; and

•	incur additional costs associated with operating as a public company.

DOPTELET Key Short-Term Launch Metrics

•	From launch through June 30, 2019, a total of 1,368 health care professionals have prescribed DOPTELET to their patients with an increasing number of repeat prescribers.

•	More than 9,200 calls were conducted, reaching more than 4,000 unique health care professionals during the three months ended June 30, 2019.

•
For prescriptions in the three months ended June 30, 2019 that have gone through the adjudication process with payers, 77% of those prescriptions were approved. On average, the time to decision for a referral was 7.4 business days in the three months ended June 30, 2019.

•	Inventory held by specialty pharmacies in our contracted network decreased by 17% from March 31, 2019 to June 30, 2019.

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

Amended and restated transition services agreement and an additional work order

Effective April 1, 2018, we entered into an Amended and Restated Transition Services Agreement (the “Amended TSA”) and an Additional Work Order (“Work Order”) with Eisai, pursuant to which Eisai agreed to provide services to us after the expiration of the original Transition Services Agreement by and between Eisai and us, dated March 30, 2016 (the "TSA"), which expired on March 31, 2018. Under the Work Order, Eisai provided certain regulatory, CMC, nonclinical, clinical pharmacology, and statistical services in order to support our NDA and marketing authorization application to the European Medicines Agency for the period from April 1, 2018 through June 30, 2019, at which time the Work Order expired. The Company incurred $32.2 million under the TSA and the Amended TSA.

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

License agreement with Astellas Pharma Inc.

The primary intellectual property related to DOPTELET is licensed to us from Astellas Pharma Inc. ("Astellas") on an exclusive, worldwide basis under the terms of a license agreement which we acquired under the Eisai stock purchase agreement. Under the terms of the license agreement, we are required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the submission of the NDA, we recorded a milestone payment of $1.0 million. On June 26, 2019, upon the FDA approval of DOPTELET for ITP, we became obligated to pay another $1.0 million within 30 days, which has been recorded within research and development expenses. We will be required to make additional aggregate milestone payments of up to $3.0 million to Astellas if certain other regulatory milestones are achieved. In addition, we are required to pay Astellas tiered royalties ranging from the mid to high single-digit percentages on net sales of DOPTELET. No amounts have been accrued for any potential future milestone payments as such payments have not been deemed probable. Unless earlier terminated, this license agreement with Astellas will expire on a country-by-country and product-by-product basis upon the latest of (i) the expiration of the last-to-expire claim of the licensed patents, (ii) the expiration of any government-granted marketing exclusivity period for DOPTELET, and (iii) 10 years after the last date of launch of DOPTELET to have occurred in any country. Thereafter, the term of the license agreement may be extended for successive one-year terms if the Company notifies Astellas in writing of its desire to extend such term at least three months before it is otherwise set to expire. See Note 3 “The purchase agreement and related transactions” in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

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

Under the Distribution Agreement, we received a non-refundable upfront payment of $4.5 million during the second quarter of 2018, which consisted of an upfront payment of $5.0 million, less $0.5 million that was withheld in accordance with tax withholding requirements in China. We are also eligible to receive additional future payments upon the achievement of certain regulatory milestones. We expect to receive a milestone payment within the next 12 months upon the achievement of a regulatory milestone.

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

Co-Promotion agreement

On September 26, 2018, we entered into a Co-Promotion Agreement (the "Co-Promotion Agreement") with the Salix division of Valeant Pharmaceuticals North America LLC (“Salix”), a subsidiary of Bausch Health Companies Inc., pursuant to which we granted Salix the exclusive right to co-promote DOPTELET to specified medical professionals in the Gastroenterology, Colorectal Surgery and Proctology fields (the “Specialty”) in the United States. On June 27, 2019, we entered in to a First Amendment to the Co-Promotion Agreement effective July 1, 2019 (the “Amendment”) in which we expanded our partnership with Salix, whereby Salix has the exclusive right to also co-promote in Hepatology, and Interventional Radiology, in addition to the previously defined Specialty (collectively, the “Expanded Specialty”) in the United States for the treatment of thrombocytopenia in adult patients with chronic liver disease who are scheduled to undergo a procedure.

Pursuant to the Co-Promotion Agreement, we have been paying Salix a fee based on the quarterly Net Sales (as defined in the Co- Promotion Agreement) of DOPTELET to specified medical professionals in the Specialty in the United States at specified tiered percentages, ranging from Salix receiving a mid-twenties to mid-thirties percent of Net Sales in a calendar year, subject to specified adjustments. Under the Amendment, we will pay Salix a fee based on the quarterly Net Sales of DOPTELET to specified medical professionals in the Expanded Specialty in the United States, which, commencing on July 1, 2019, will equal a mid-thirties percentage of those Net Sales in a calendar year. In addition, pursuant to the Co-Promotion Agreement, we have agreed to pay Salix a milestone payment of $2.5 million upon the achievement of an aggregate Net Sales amount to the Specialty. The Co-Promotion Agreement specifies that we will grant Salix a royalty-free right to use trademarks and copyrights relating to DOPTELET in connection with the promotion of DOPTELET in the United States. The Co-Promotion Agreement also contains provisions regarding payment terms, confidentiality and indemnification, as well as other customary provisions.

The co-promotion of DOPTELET in the United States pursuant to the terms of the Co-Promotion Agreement will be supervised by a joint steering committee composed of an equal number of representatives from us and Salix. Under the terms of the Co-Promotion Agreement, we are responsible for the costs of maintaining regulatory approval of, manufacturing, supplying and distributing DOPTELET. Salix has also agreed to maintain at least one hundred Salix sales representatives (subject to certain adjustments) that will have the responsibility to promote DOPTELET in the Specialty in the United States. Pursuant to the Amendment, we agreed to extend the term of the Co-Promotion Agreement by an additional year until September 26, 2023.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019. There have been no material changes during the three and six months ended June 30, 2019 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the addition of a lease accounting policy as discussed in Note 2 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Components of results of operations

Revenue

Product sales, net consist of sales of DOPTELET, which was approved by the FDA for the treatment of thrombocytopenia in adult patients with CLD scheduled to undergo a procedure on May 21, 2018. On June 26, 2019, we received FDA approval for DOPTELET for ITP who have had an insufficient response to a previous treatment. We launched DOPTELET for ITP on July 16, 2019.

In addition, for the three and six months ended June 30, 2018, we recognized $2.6 million of the upfront payment received from our Distribution Agreement with Fosun.

Cost of product sales

Cost of product sales consists primarily of direct and indirect costs related to the manufacturing of DOPTELET sold, including third-party manufacturing costs, packaging services, freight, royalty payments to Astellas in addition to inventory adjustment charges. We expect cost of product sales as a percentage of net sales to increase in the short-term as we work through our existing inventories.

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

We expect our research and development expense will increase for the foreseeable future as we pursue additional indications for DOPTELET and establish a second source manufacturer to ensure continuity of product supply. In addition, drug candidates in later stages of clinical development, such as DOPTELET, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of DOPTELET for new indications. We are also unable to predict when, if ever, material net cash inflows will commence from sales of DOPTELET. This is due to the numerous risks and uncertainties associated with developing and commercializing DOPTELET, including the uncertainty of:

•
achieving successful enrollment and completion of additional clinical trials and achieving regulatory approval of DOPTELET for the treatment of thrombocytopenia beyond its currently approved indications;

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

We expect our selling, general and administrative expense will increase for the foreseeable future to support the commercialization of DOPTELET for its currently approved indications and other indications, if these other indications gain marketing approval, and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees related to the Co-Promotion Agreement, as amended, with Salix, outside consultants, lawyers and accountants, among other expenses. Additionally, we have begun to incur increased costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs. In addition, we expect to incur, at an increased rate compared to prior periods, significantly higher expenses associated with building and maintaining a sales and marketing team in connection with the commercialization of DOPTELET. As a result, we expect to report significantly higher selling, general and administrative expenses over the next several fiscal quarters compared to prior periods.

Results of operations for the three months ended June 30, 2019 and 2018

The following table sets forth our selected statements of operations data for the three months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,
	2019	2018
Revenue
Product sales, net	$3,516	$1,957
Other revenue	—	2,627
Total revenue, net	3,516	4,584
Operating expenses:
Cost of product sales	444	519
Research and development	4,505	4,508
Selling, general and administrative	15,496	18,565
Total operating expenses	20,445	23,592
Loss from operations	(16,929)	(19,008)

Interest income and other income (expense), net	439	(195)
Interest expense	(574)	(454)
Total other expenses, net	(135)	(649)
Net loss	$(17,064)	$(19,657)

Revenue

Product sales, net increased by $1.5 million to $3.5 million for the three months ended June 30, 2019 from $2.0 million for the three months ended June 30, 2018 due to growth in sales of DOPTELET for CLD since its launch in June 2018. Product sales, net for three months ended June 30, 2018 related to the initial stocking of DOPTELET at the specialty pharmacies.

In addition, for the three months ended June 30, 2018, we recognized $2.6 million of the upfront payment received from our Distribution Agreement with Fosun.

Cost of product sales

Cost of product sales of $0.4 million for the three months ended June 30, 2019 consisted of the cost of inventory, royalty payments to Astellas and certain distribution and overhead costs.

Cost of product sales of $0.5 million for the three months ended June 30, 2018 consisted of the cost of inventory that was purchased from Eisai that was sold after FDA approval, royalty payments to Astellas and certain distribution and overhead costs. In addition, for the three months ended June 30, 2018, cost of product sales included $0.3 million related to a one-time stock-based compensation charge.

Research and development expense

Research and development expenses were $4.5 million for each of the three months ended June 30, 2018 and June 30, 2019. Product development costs were lower for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily driven by the discontinuation of other studies, partially offset by development costs associated with the ongoing CIT study and a $1.0 million milestone obligation to Astellas recognized upon the receipt of FDA approval for ITP in the three months ended June 30, 2019.

For the three months ended June 30, 2019, research and development expenses primarily included approximately $3.6 million of product development expenses, $0.6 million of payroll-related expenses, and $0.3 million of stock-based compensation expense.

For the three months ended June 30, 2018, research and development expenses primarily included approximately $3.2 million of product development expenses, $0.7 million of payroll-related expenses, and $0.6 million of stock-based compensation expense.

Selling, general and administrative expense

For the three months ended June 30, 2019, selling, general and administrative expenses decreased by $3.1 million compared to the three months ended June 30, 2018, which was primarily driven by a decrease in commercial related expenses. We commercially launched DOPTELET for CLD during the second quarter of 2018, resulting in a significant amount of commercial related expenses. The commercialization of DOPTELET for ITP did not occur until July 16, 2019; which resulted in a decrease in commercial related expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. In addition, in anticipation of our ITP launch in July 2019 and our decision to expand our partnership with Salix, we restructured our sales force which resulted in reduced headcount and a reversal of stock-based compensation expense during the three months ended June 30, 2019. These decreases were partially offset by the Salix promotion fee recorded during the three months ended June 30, 2019.

For the three months ended June 30, 2019, selling, general and administrative expenses consisted of $4.2 million of commercial related expenses, $6.1 million of payroll-related expenses, $2.3 million of stock-based compensation expenses, $0.4 million of office operations-related expenses, $2.2 million in professional and consulting fees, $0.1 million related to pharmacovigilance and medical writing, and $0.2 million in educational sponsorship and grants.

For the three months ended June 30, 2018, selling, general and administrative expenses consisted of $7.0 million of commercial related expenses, $6.6 million of payroll-related expenses, $3.3 million of stock-based compensation expenses, $0.8 million of office operations-related expenses, $0.7 million in professional and consulting fees, and $0.2 million in sponsorship and grants.

Other expenses, net

Other expenses, net for the three months ended June 30, 2019 consisted primarily of $0.6 million of interest expense and amortization of debt issuance costs and accretion expense for the final payment related to our loan with SVB, partially offset by $0.5 million of income on our money market accounts.

Other expense, net for the three months ended June 30, 2018 consisted primarily of $0.4 million of interest expense and amortization of debt issuance costs and accretion expense for the final payment related to our loan with SVB, $0.5 million of withholding taxes related to the $5.0 upfront payment received from Fosun, and $0.2 million of various state franchise taxes, partially offset by $0.5 million of income on our money market accounts.

Results of operations for the six months ended June 30, 2019 and 2018

The following table sets forth our selected statements of operations data for the six months ended June 30, 2019 and 2018 (in thousands):

	Six months ended June 30,
	2019	2018
Revenue
Product sales, net	$7,517	$1,957
Other revenue	—	2,627
Total revenue, net	7,517	4,584
Operating expenses:
Cost of product sales	959	519
Research and development	8,589	7,924
Selling, general and administrative	31,250	28,826
Total operating expenses	40,798	37,269
Loss from operations	(33,281)	(32,685)

Interest income and other income (expense), net	976	27
Interest expense	(1,138)	(769)
Total other expenses, net	(162)	(742)
Net loss	$(33,443)	$(33,427)

Revenue

Product sales increased by $5.5 million to $7.5 million for the six months ended June 30, 2019 from $2.0 million for the six months ended June 30, 2018 due to growth in sales of DOPTELET since its launch in June 2018. Product sales, net for six months ended June 30, 2018 related to the initial stocking of DOPTELET at the specialty pharmacies. In addition, for the six months ended June 30, 2018, we recognized $2.6 million of the upfront payment received from our Distribution Agreement with Fosun.

Cost of product sales

Cost of product sales of $1.0 million for the six months ended June 30, 2019 consisted of the cost of inventory, royalty payments to Astellas and certain distribution and overhead costs. Cost of product sales of $0.5 million for the six months ended June 30, 2018 consisted of the cost of inventory that was purchased from Eisai that was sold after FDA approval, royalty payments to Astellas and certain distribution and overhead costs. In addition, for the six months ended June 30, 2018, cost of product sales included $0.3 million related to a one-time stock-based compensation charge.

Research and development expense

Research and development expenses increased by $0.7 million, from $7.9 million for the six months ended June 30, 2018 to $8.6 million for the six months ended June 30, 2019, primarily driven by a $1.0 million milestone obligation to Astellas recognized upon the receipt of FDA approval of DOPTELET for the treatment of thrombocytopenia in adult patients with chronic ITP.

For the six months ended June 30, 2019, research and development expenses included approximately $6.4 million of product development expenses, $1.4 million of payroll-related expenses, and $0.8 million of stock-based compensation expense.

For the six months ended June 30, 2018, research and development expenses included $5.6 million of clinical development costs associated with the clinical trials, $1.3 million of payroll-related expenses and $1.0 million of stock-based compensation expense.

Selling, general and administrative expense

For the six months ended June 30, 2019, selling, general and administrative expenses increased by $2.5 million, which was primarily driven by sales and marketing activities to continue the commercialization activities of DOPTELET.

For the six months ended June 30, 2019, selling, general and administrative expenses of $31.3 million consisted of $7.6 million of commercial related expenses, $13.5 million of payroll-related expenses, $5.0 million of stock-based compensation expenses, $0.6 million of office operations-related expenses, $3.7 million in professional and consulting fees, $0.5 million related to pharmacovigilance and medical writing, and $0.4 million in educational sponsorship and grants.

For the six months ended June 30, 2018, selling, general and administrative expenses of $28.8 million consisted primarily of $9.9 million of payroll-related expenses, $7.0 million of commercial related expenses, $5.7 million of stock-based compensation expenses, $4.0 million of professional and consulting fees, $1.6 million of office operations-related expenses and $0.6 million in sponsorship and grants.

Other expenses, net

Other expenses, net for the six months ended June 30, 2019 consisted primarily of $1.1 million of interest expense and amortization of debt issuance costs and accretion expense for the final payment related to our loan with SVB and $0.1 million of expense related to franchise tax, partially offset by $1.1 million of income on our money market accounts.

Other expenses, net for the six months ended June 30, 2018 consisted primarily of $0.4 million of interest expense, amortization of debt issuance costs and accretion expense for the final payment related to our loan with SVB, $0.5 million of withholding taxes related to the $5.0 upfront payment received from Fosun, $0.3 million of interest expense related to the Eisai Note, and $0.4 million of various state franchise taxes partially offset by $0.9 million of income on our money market accounts.

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

On May 6, 2019, we entered into a Term Loan Facility with the Lenders, pursuant to which we may borrow up to $50.6 million, issuable in four separate tranches, of which $20.6 million ("Advance A") was issued upon execution of the Term Loan Facility and used to repay in full all of our outstanding obligations and liabilities to SVB under the Term Loan, $10.0 million ("Advance B") was issued in July 2019 upon the occurrence of regulatory approval for the ITP indication which was received on June 26, 2019, $10.0 million ("Advance C") is available to be issued upon the achievement of a specified commercial revenue milestone until the earlier of April 15, 2020 or the day before Advance D is available, and $10.0 million ("Advance D") is available to be issued upon the achievement of specified regulatory and commercial revenue milestones until July 15, 2020. In the event that we do not borrow Advance C, then $20.0 million, rather than $10.0 million, will be available to be issued under Advance D upon the achievement of specified regulatory and commercial revenue milestones until July 15, 2020. The maturity date of the Term Loan Facility is April 3, 2023. Under the terms of the Term Loan Facility, we will be required to make monthly interest-only payments on the principal amount outstanding under each Advance at a floating rate equal to the Prime Rate plus 2.00%. Upon our draw of Advance B, the interest-only period was extended to August 3, 2020 followed by an amortization period of 32 months of equal monthly payments of principal plus interest amounts until paid in full. If either Advance C or Advance D is made, the interest-only period will be further extended to May 3, 2021, followed by an amortization period of 23 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, we are required to make a final payment equal to 10% of the aggregate principal amount of the Advances on the maturity date.

We commercially launched DOPTELET in June 2018. Prior to the generation of revenue from DOPTELET, we had not generated any commercial revenue from the sale of our products. We expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash and equivalents, which totaled $76.8 million and $104.6 million at June 30, 2019 and December 31, 2018, respectively.

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Six months ended June 30,
	2019	2018
Cash and equivalents at the beginning of the period	$104,566	$94,846
Net cash used in operating activities	(27,871)	(23,652)
Net cash used in investing activities	(19)	(239)
Net cash provided by financing activities	106	63,740
Cash and equivalents at the end of the period	$76,782	$134,695

Operating activities

Operating activities used $27.9 million of cash during the six months ended June 30, 2019, primarily for employee related expenses, commercialization activities for DOPTELET and clinical development fees related to the CIT study, partially offset by cash receipts from our product sales.

Operating activities used $23.7 million of cash during the six months ended June 30, 2018, primarily for clinical development fees related to the initiation of the PST program and consulting fees primarily related to our commercial readiness activities, partially offset by the receipt of a $4.5 million upfront payment from our Distribution Agreement with Fosun. Operating cash flows also included payroll, office operational expenses, recruiting and legal fees.

Investing activities

Net cash used in investing activities related primarily for the purchases of equipment during the six months ended June 30, 2019 and 2018.

Financing activities

For the six months ended June 30, 2019, financing activities provided $0.1 million of cash, consisting of $0.4 million of net proceeds from the issuance of common stock in connection with employee option exercises, which has been offset by $0.3 million of debt issuance costs incurred in relation to the Term Loan Facility. The Term Loan Facility had a net zero cash impact on our financing activities for the six months ended June 30, 2019 as the $20.6 million issued under Advance A was used to repay in full all of our outstanding obligations to SVB under the Term Loan, including a prepayment fee of $0.6 million.

For the six months ended June 30, 2018, financing activities provided $63.7 million of cash, which consisted primarily of net proceeds of $74.7 million from the issuance of common stock from our underwritten offering completed on February 27, 2018 and $20.0 million that was borrowed from SVB under the Loan and Security Agreement, partially offset by the payment in full of the Eisai Note of $31.1 million and $37,705 in debt issuance costs to secure the new loan.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to build out our commercial organization including the sales leadership, marketing and market access functions and expand our commercialization activities. As we seek to obtain marketing approval for DOPTELET in other indications, we will incur additional costs around clinical trials and research and development. In addition, if we obtain FDA approval for DOPTELET in other indication or any other drug candidates, we expect to incur significant commercialization expenses. Furthermore, we have begun and will continue to incur costs as a public company that we did not previously incur or have previously incurred at lower rates as a private company.  We expect that, based on our current operating plans, our existing cash and equivalents as of June 30, 2019 will be sufficient to fund our current planned operations for at least the next 12 months. We have based this estimate on assumptions that could prove to be wrong and we could use our capital resources sooner than planned. Our future funding requirements will depend on many factors, including:

•	costs of continued commercial activities, including product sales, marketing, manufacturing and distribution, for DOPTELET in CLD, ITP and other indications, if approved;

•	the extent of DOPTELET sales, which are significantly influenced by the buying patterns of our customers, which may be influenced by many factors beyond our control;

•	establishing an alternative manufacturer for DOPTELET;

•	the scope, progress, results and costs of clinical trials;

•	the scope, prioritization and number of our research and development programs;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the costs of retaining key research and development, sales and marketing personnel;

•	the costs of building out internal accounting, legal, compliance and other operational and administrative functions;

•	the timing and size of any milestone payments required under our existing or future arrangements;

•	the extent to which we acquire or in-license other drug candidates and technologies; and

•	the costs of establishing sales and marketing capabilities if we obtain regulatory approvals to market our drug candidates.

Clinical trial development is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval of and achieve sales of DOPTELET in other indications or other drug candidates. In addition, DOPTELET or any other drug candidates, if approved, may not achieve commercial success or may be limited in approved indications. As of June 30, 2019, our commercial revenue has only been derived from sales of DOPTELET for the treatment of thrombocytopenia in adult patients with CLD who are scheduled to undergo a procedure. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual Obligations and Commitments

Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 5, 2019. Except as set forth below, there were no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the six months ended June 30, 2019.

On May 6, 2019, we entered into the Term Loan Facility, pursuant to which we may borrow up to $50.6 million, issuable in four separate tranches. We borrowed $20.6 million in May 2019, which was issued upon execution of the Term Loan Facility and used to repay in full all of our outstanding obligations and liabilities to SVB under the Term Loan. In addition, we borrowed $10.0 million in July 2019 following regulatory approval for the ITP indication which occurred on June 26, 2019. We may borrow up to two additional tranches through July 15, 2020 upon the achievement of specified regulatory and commercial milestones. The maturity date of the Term Loan Facility is April 3, 2023. Under the terms of the Term Loan Facility, we will be required to make monthly interest-only payments on the principal amount outstanding under each advance at a floating rate equal to the Prime Rate plus 2.00%, followed by an amortization period of 32 months of equal monthly payments of principal plus interest amounts until paid in full. The interest-only period will automatically be extended, and the amortization period correspondingly shortened, in the event that subsequent tranches are drawn. In addition, we are required to make a final payment equal to 10% of the aggregate principal amount of the advances on the maturity date. Refer to Note 7 "Debt" of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Term Loan Facility.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our borrowings pursuant to the Term Loan Facility accrue interest at a variable rate and, our investments, including cash equivalents, are in the form of a money market fund. We do not believe a 100 basis point change in interest rates would have a material effect on our results of operations. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and six ended June 30, 2019.

We contract with clinical research organizations globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2019, substantially all of our total receivables and liabilities were denominated in the U.S. dollar.

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

With respect to the quarter ended June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information
Not applicable.

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

On May 6, 2019, we entered into an Amended and Restated Loan and Security Agreement with the Lenders, pursuant to which we have borrowed an aggregate of $30.6 million and may borrow up to an aggregate of $20.0 million. Our obligations under the Amended and Restated Loan and Security Agreement are secured by substantially all of our assets except for our intellectual property and certain other assets, and we may not encumber our intellectual property without the Lenders' prior written consent. The Amended and Restated Loan and Security Agreement contains a number of affirmative and negative covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of June 30, 2019. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

Not applicable.

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
First Amendment to the Co-Promotion Agreement, dated June 27, 2019 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38135), filed with the Commission on June 27, 2019, and incorporated by reference herein)

10.2*
Amended and Restated Loan and Security Agreement, dated as of May 6, 2019, by and among Dova Pharmaceuticals, Inc., AkaRx, In., Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38135), filed with the Commission on May 7, 2019, and incorporated by reference herein)

10.3#	Lease amendment, dated as of May 13, 2019, between Dova Pharmaceuticals, Inc. and Pine Forest 240 TT, LLC
31.1#	Certification of Principal Executive Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#++
Certifications of Principal Executive Officer and Principal Financial Officer of Dova Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements (filed herewith).

# Filed herewith.
* Previously filed.
+ Portions of this exhibit (indicated by asterisks) have been excluded because such information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
++ These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dova Pharmaceuticals, Inc.

Date: August 6, 2019	By:	/s/ David S. Zaccardelli
David Zaccardelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer
(Principal Financial Officer)