Form 10-Q
period 2019-09-30
Dova Pharmaceuticals Inc.
filed 2019-11-12
CIK 1685071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 8, 2019
Common Stock, $0.001 par value	28,845,811

Part I. Financial Information
Item 1. Financial Statements (unaudited)

Dova Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$68,448	$104,566
Accounts receivable, net	1,244	612
Inventory, net	4,683	4,390
Prepaid expenses and other current assets	2,850	2,239
Total current assets	77,225	111,807
Furniture and equipment, net	579	362
Operating lease asset	1,146	—
Total assets	$78,950	$112,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,859	$781
Accrued expenses	10,920	11,935
Accrued interest	182	79
Due to related party	—	35
Current portion of operating lease liability	338	—
Current portion of long-term debt	1,913	6,667
Total current liabilities	15,212	19,497
Deferred revenue	453	2,373
Long-term operating lease liability	1,123	—
Long-term debt	28,924	13,941
Total liabilities	45,712	35,811

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,821,405 and 28,821,405 shares issued and outstanding as of September 30, 2019 and 28,204,098 and 28,204,098 shares issued and outstanding as of December 31, 2018.	29	28
Additional paid-in capital	217,364	205,757
Accumulated deficit	(184,155)	(129,427)
Total stockholders’ equity	33,238	76,358
Total liabilities and stockholders’ equity	$78,950	$112,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Product sales, net	$1,453	$2,929	$8,970	$4,886
Other revenue	1,920	—	1,920	2,627
Total revenue, net	3,373	2,929	10,890	7,513
Operating expenses:
Cost of product sales	653	370	1,612	889
Research and development	4,188	4,847	12,777	12,771
Selling, general and administrative	19,197	17,031	50,447	45,856
Total operating expenses	24,038	22,248	64,836	59,516
Loss from operations	(20,665)	(19,319)	(53,946)	(52,003)

Interest income and other income (expense), net	235	342	1,211	369
Interest expense	(855)	(546)	(1,993)	(1,315)
Total other expenses, net	(620)	(204)	(782)	(946)
Net loss	$(21,285)	$(19,523)	$(54,728)	$(52,949)

Net loss per share, basic and diluted	$(0.74)	$(0.69)	$(1.92)	$(1.91)
Weighted average common shares outstanding, basic and diluted	28,799,655	28,203,222	28,439,704	27,668,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2018	28,204,098	$28	$205,757	$(129,427)	$76,358
Exercise of stock options	22,454	—	100	—	100
Restricted stock units vested	6,178	—	—	—	—
Stock-based compensation	—	—	3,213	—	3,213
Net loss	—	—	—	(16,379)	(16,379)
Balance as of March 31, 2019	28,232,730	28	209,070	(145,806)	63,292
Exercise of stock options	488,057	1	1,849	—	1,850
Restricted stock units vested	17,030	—	—	—	—
Stock-based compensation	—	—	2,730	—	2,730
Net loss	—	—	—	(17,064)	(17,064)
Balance as of June 30, 2019	28,737,817	29	213,649	(162,870)	50,808
Exercise of stock options	6,483	—	25	—	25
Restricted stock units vested	77,105	—	—	—	—
Stock-based compensation	—	—	3,690	—	3,690
Net loss	—	—	—	(21,285)	(21,285)
Balance as of September 30, 2019	28,821,405	$29	$217,364	$(184,155)	$33,238

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
December 31, 2017	25,652,457	$26	$118,301	$(57,145)	$61,182
Exercise of stock compensation awards	38,809	—	145	—	145
Issuance of common stock in connection with secondary offering, net of offering costs	2,500,000	2	74,727	—	74,729
Stock-based compensation	—	—	2,816	—	2,816
Net loss	—	—	—	(13,770)	(13,770)
Balance as of March 31, 2018	28,191,266	28	195,989	(70,915)	125,102
Exercise of stock compensation awards	11,000	—	80	—	80
Stock-based compensation	—	—	4,192	—	4,192
Net loss	—	—	—	(19,657)	(19,657)
Balance as of June 30, 2018	28,202,266	28	200,261	(90,572)	109,717
Exercise of stock compensation awards	2,000	—	13	—	13
Stock-based compensation	—	—	4,036	—	4,036
FINRA S-3 filing fee	—	—	(46)	—	(46)
Net loss	—	—	—	(19,523)	(19,523)
September 30, 2018	28,204,266	$28	$204,264	$(110,094)	$94,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dova Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(54,728)	$(52,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69	19
Loss on disposal of furniture and equipment	—	35
Amortization of debt discount and debt issuance costs	725	416
Stock-based compensation	9,633	11,043
Net change in operating lease assets and liabilities	50	—
Changes in operating assets and liabilities:
Accounts receivable, net	(632)	(2,962)
Inventory	(293)	(1,781)
Prepaid expenses	(441)	(1,570)
Accounts payable	1,078	(1,195)
Accrued expenses	(920)	11,341
Accrued interest	103	(930)
Due to related party	(35)	(97)
Deferred revenue	(1,920)	2,373
Net cash used in operating activities	(47,311)	(36,257)

Cash flows from investing activities
Purchases of furniture and equipment	(286)	(269)
Net cash used in investing activities	(286)	(269)

Cash flows from financing activities
Payment of note payable	—	(31,077)
Payment of term loan, including a $0.6 million prepayment fee	(20,600)	—
Debt issuance costs	(1,495)	(38)
Proceeds from the issuance of debt	31,600	20,000
Proceeds from exercise of stock options	1,974	92
Proceeds from the issuance of common stock	—	80,000
Payment of offering cost in connection with issuance of common stock	—	(5,270)
Net cash provided by financing activities	11,479	63,707

Net change in cash and equivalents	(36,118)	27,181
Cash and equivalents at the beginning of the period	104,566	94,846
Cash and equivalents at the end of the period	$68,448	$122,027

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,159	$1,830

Supplemental disclosure of noncash investing and financing activities:
Shares issued from the early exercise of options	$—	$100

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

On September 30, 2019, the Company and Swedish Orphan Biovitrum AB (publ), a Swedish public limited liability company (“Sobi”) announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Sobi commenced a tender offer for all outstanding shares of the Company, whereby the Company’s stockholders were offered an upfront payment for $27.50 per share in cash, along with one non-tradeable Contingent Value Right ("CVR") that entitles them to an additional $1.50 per share in cash upon regulatory approval of DOPTELET for the treatment of chemotherapy-induced thrombocytopenia ("CIT"), representing a total potential consideration of $29.00 per share, or a total potential consideration of up to $915 million on a fully diluted basis. The tender offer was completed on November 8, 2019 and the merger is expected to close on November 12, 2019. Upon the closing of the merger, the Company will become a wholly-owned indirect subsidiary of Sobi. In addition, all of the Company’s outstanding options (whether vested or unvested) that have an exercise price of less than $27.50 will be canceled and the holders thereof will receive the offer price in respect of each share covered by such option, less the applicable exercise price, and all outstanding restricted stock units (whether vested or unvested) will be canceled and the holders thereof will receive the offer price in respect of each share covered by such restricted stock unit. In addition, any options with an exercise price between $27.50 and $29.00 will be entitled to receive a payment in respect of each share covered by such option upon regulatory approval of DOPTELET for the treatment of CIT in an amount equal to the excess of $29.00 over the applicable exercise price.

The unaudited condensed consolidated financial statements of the Company include the results of operations for the three and nine months ended September 30, 2019 and September 30, 2018.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2—Significant accounting policies

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the full year or the results for any future periods and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on March 5, 2019.

Liquidity and capital resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, the Company had an accumulated deficit of $184.2 million.

Since inception, the Company has financed its operations through the issuance of equity and debt with net aggregate proceeds of $238.0 million.  Although the Company began generating revenue from product sales of DOPTELET in June 2018, the Company does not expect product revenue to be sufficient to satisfy its operating needs for several years. As of September 30, 2019, the Company had $68.4 million in cash and equivalents. Based on the Company’s forecast of future cash flows, the Company believes that it has adequate cash and equivalents to continue to fund operations in the normal course of business for at least the next 12 months.

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

For the three and nine months ended September 30, 2019 as well as for the year ended December 31, 2018, the Company relied primarily on three specialty pharmacies to purchase and supply the majority of DOPTELET to patients. These three specialty pharmacies accounted for greater than 75% of all DOPTELET net product sales in the three and nine months ended September 30, 2019 and 2018 and accounted for predominately all of the Company's outstanding accounts receivable from product sales as of September 30, 2019. The loss, or a significant change in the buying patterns, of either one of these specialty pharmacies as a customer could negatively impact the sales of DOPTELET.

Cash and equivalents

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and equivalents include cash held in banks and money market mutual funds and are classified as Level 1 investments.

Inventory

Inventory acquired prior to receipt of the FDA approval for DOPTELET was expensed as research and development expense as incurred. The Company began capitalizing inventory upon receipt of FDA approval on May 21, 2018. Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first in first out method. Inventory consists of work in process, and DOPTELET finished goods. The Company currently purchases inventory from Eisai under a long-term supply agreement for work in progress and finished drug product and the cost of inventory is the greater of a fixed payment per tablet or a payment calculated in the mid-single digit percentages of net sales of DOPTELET. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At September 30, 2019, the Company determined that no write downs to inventory for potentially excess, dated or obsolete inventory were required. The Company’s inventory at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Work in process	$814	$1,728
Finished goods	3,869	2,662
Total	$4,683	$4,390

Research and development prepaid and accrued expenses

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with its research and development efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts.  The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial prepaid and accrual expense is dependent upon the timely and accurate reporting of fee billings and pass-through expenses from contract research organizations and other third-party vendors, as well as the timely processing of any change orders from the contract research organizations.

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $1.4 million and $1.7 million respectively, as of January 1, 2019. The standard did not materially impact the Company's consolidated net earnings and had no impact on cash flows.

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

Research and development costs

Research and development (“R&D”) expenses for both the three and nine months ended September 30, 2019 and September 30, 2018 include direct and indirect R&D costs. Direct R&D costs consist principally of external costs, such as fees paid to investigators, consultants, central laboratories, contract manufacturing organizations and contract research organizations, including costs incurred in connection with clinical trials, and related clinical trial fees and all employee-related expenses for those employees working in R&D functions, including stock-based compensation for R&D personnel. Indirect R&D costs include insurance or other indirect costs related to the Company’s R&D function to specific product candidates. The Company expenses pre-approval inventory as R&D until regulatory approval is received.

Revenue recognition

Product sales

The Company is currently approved to sell DOPTELET for certain indications in both the United States, all 28 European Union member states, Iceland, Norway, and Liechtenstein. The product is currently commercially available in the United States and is predominantly distributed to a limited number of specialty pharmacies and specialty distributors (collectively, "customers") who have agreements in place with the Company.  Patients, healthcare providers, hospitals and clinics purchase the product from the Company's customers.

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Co-pay assistance: Other incentives which the Company offers include voluntary patient assistance and assurance programs, such as a co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims using data provided by third-party administrators and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Commercial Chargebacks: Chargebacks for discounts represent the estimated obligations resulting from contractual commitments to sell products to certain group purchasing organizations, and government entities at prices lower than the list prices charged to the specialty distributors. These specialty distributors charge the Company for the difference between what was paid for the product and the contracted selling price to these group purchasing organizations and government entities.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue. Actual chargeback amounts are generally determined at the time of resale to the group purchasing organizations and government entities by the specialty distributors. The estimated obligations arising from these chargebacks and discounts are included as part of Other Accrued Liabilities in the balance sheet.

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. The computations of diluted net loss per common share for the three and nine months ended September 30, 2019 excluded options to purchase 1,721,465 and 2,276,837 shares of common stock, respectively, and excluded unvested restricted stock units of 80,327 and 127,599 shares of common stock, respectively, as the inclusion of these securities would have been antidilutive. The computations of diluted net loss per common share for the three and nine months ended September 30, 2018 did not include options to purchase 2,689,828 shares and 2,514,503 shares, respectively, of common stock, as the inclusion of these securities would have been antidilutive. There were no restricted stock units issued during the three and nine months ended September 30, 2018.

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

In August 2018, the FASB issued an accounting standards update within ASU 2018-15 which expands the scope of costs associated with cloud computing arrangements that must be capitalized. Under the new guidance, costs associated with implementing a cloud computing arrangement that is a service contract must be capitalized and expensed over the term of the hosting arrangement. The provisions of the update are effective beginning January 1, 2020 for interim and annual periods with early adoption permitted for any interim period after issuance of the update. The Company is currently assessing the timing of its adoption as well as the potential impact that the standard will have on the Company's consolidated financial statements.

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

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-1, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Eisai stock purchase agreement included a license to DOPTELET, other associated intellectual property, inventory, documentation and records, and related materials. The potential milestone payments based on annual net sales are not yet considered probable, and no additional milestone payments have been accrued at September 30, 2019.

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

Amended and Restated Transition Services Agreement with Eisai and an Additional Work Order

Effective April 1, 2018, the Company and Eisai entered into an Amended and Restated Transition Services Agreement (the “Amended TSA”) and an Additional Work Order (“Work Order”), pursuant to which Eisai agreed to provide services to the Company after the expiration of the original Transition Services Agreement by and between Eisai and the Company, dated March 30, 2016 (the "TSA"), which expired on March 31, 2018. Under the Work Order, Eisai provided certain regulatory,

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
CMC, nonclinical, clinical pharmacology, and statistical services to the Company in order to support the Company's new drug application and marketing authorization application to the European Medicines Agency for the period from April 1, 2018 through June 30, 2019, at which time the Work Order expired. Through September 30, 2019, the Company incurred $32.3 million under the TSA and the Amended TSA.

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

License agreement with Astellas Pharma Inc.

The primary intellectual property related to DOPTELET is licensed from Astellas Pharma Inc. (“Astellas”) on an exclusive, worldwide basis under the terms of a license agreement that the Company acquired from Eisai under the Eisai stock purchase agreement. Under the terms of the license agreement, the Company is required to make payments upon the achievement of certain milestones. On September 21, 2017, upon the submission of the NDA, the Company recorded a milestone payment of $1.0 million. On June 26, 2019, upon the FDA approval of DOPTELET for ITP, the Company recorded, within research and development expenses, a milestone payment for another $1.0 million. The Company will be required to make additional aggregate milestone payments of up to $3.0 million to Astellas if certain other regulatory milestones are achieved. In addition, the Company is required to pay Astellas tiered royalties ranging from the mid to high single digits on net sales of DOPTELET. No amounts have been accrued for any potential milestone payments as the payments were not deemed probable. Unless earlier terminated, this license agreement with Astellas will expire on a country-by-country and product-by-product basis upon the latest of (i) the expiration of the last-to-expire claim of the licensed patents, (ii) the expiration of any government-granted marketing exclusivity period for DOPTELET, and (iii) 10 years after the last date of launch of DOPTELET to have occurred in any country. Thereafter, the term of the license agreement may be extended for successive one-year terms if the Company notifies Astellas in writing of its desire to extend such term at least three months before it is otherwise set to expire.

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

For the three and nine months ended September 30, 2019, the Company incurred expenses under the SAs of $52,200 and $156,600, respectively, which were included in selling, general and administrative expenses.

For the three and nine months ended September 30, 2018, the Company incurred expenses under the SAs of $52,200 and $254,400, respectively, which were included in selling, general and administrative expenses.

Note 5—Stock-based compensation

Equity Awards

The Company maintains the Amended and Restated 2017 Equity Incentive Plan (“2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory options,

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

On December 19, 2018, the Company's Board of Directors (the "Board") amended the 2017 Equity Incentive Plan (as amended, the “Amended Plan”), pursuant to which the Company reserved 1,250,000 shares of the Company’s common stock for issuance as inducement awards (the “Inducement Pool”). The only persons eligible to receive grants of Awards (as defined below) from the Inducement Pool are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. An “Award” is any right to receive the Company’s common stock from the Inducement Pool, consisting of nonstatutory stock options and restricted stock unit awards. Options granted from the Inducement Pool generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter and have terms of up to ten years consistent with options granted to other employees under the Amended Plan. All shares from the Inducement Pool were issued by December 31, 2018.

The Company initially reserved 4,285,250 shares of common stock for issuance under the Amended Plan. The number of shares of common stock reserved for issuance under the Amended Plan automatically increases on January 1 each year, for a period of ten years, from January 1, 2018 through January 1, 2027, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of September 30, 2019, 2,199,325 shares were available for grant under the Amended Plan. As of September 30, 2019, options to purchase 4,761,584 shares of the Company’s common stock were outstanding at a weighted average exercise price of $12.54 per share.

Option awards

The fair value of the Company’s option awards was estimated using the assumptions below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Exercise price	$14.82-$27.95	$22.29	$7.97-$27.95	$22.29-$33.47
Risk-free rate of interest	1.42%-1.92%	2.84%-2.92%	1.42%-2.6%	2.41%-3.02%
Expected term (years)	5.56-6.87	5.4-6.9	5.24-7.0	5.0-7.0
Expected stock price volatility	70.42%-71.57%	64%-65%	69.43%-71.89%	64%-88%

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2019:

	Total options outstanding	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2018	3,526,433	$13.25	9.2	$5,200,000
Employee options granted	2,902,374	10.66	9.1	2,743,904
Employee options exercised	(516,995)	3.82
Employee options forfeited	(1,150,228)	13.90
Outstanding as of September 30, 2019	4,761,584	$12.54	9.1	$74,573,799
Options vested and exercisable as of September 30, 2019	740,843	$16.95	8.1	$8,697,668

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s closing common stock price on September 30, 2019, or $27.95 per share, and the exercise price of the stock options that had strike prices below $27.95 per share. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2019 was $6.66. The weighted average remaining contractual term of exercisable options is approximately 8.1 years at September 30, 2019. The expense is recognized over the vesting period of the award.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2019, there was approximately $19.8 million of total unrecognized compensation expense, related to the unvested stock options shown in the table above, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

Certain employees and Board members have been awarded restricted stock units with time-based vesting. During the nine months ended September 30, 2019, the Company granted 53,955 restricted stock units, with a weighted average grant date fair value of $8.39 per share. As of September 30, 2019, 120,906 restricted stock units have vested.

The following table summarizes restricted stock unit activities for the nine months ended September 30, 2019:

	Number of units	Weighted average grant date fair value
Balance as of December 31, 2018	107,083	$6.07
Restricted stock units granted	53,955	8.39
Restricted stock units vested	(120,906)	6.85
Balance as of September 30, 2019	40,132	$6.84

As of September 30, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.1 million with a weighted average vesting period of approximately 0.3 years.

Stock-based compensation expense has been reported in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019 as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of product sales	$18	$—	$105	$292
Research and development	396	590	1,241	1,602
Selling, general and administrative	3,276	3,446	8,287	9,149
Total stock-based compensation	$3,690	$4,036	$9,633	$11,043

Note 6 — Significant agreements and contracts

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

In 2018, the Company recognized $2.6 million related to the up-front payment as other revenue in connection with the Fosun agreement. During the three months ended September 30, 2019, the Company recognized a further $1.9 million of the up-front payment as other revenue. The amount of revenue recognized in connection with this agreement is commensurate with the deliverables provided by the Company to Fosun in achieving the performance obligation. The remaining transaction price of $0.5 million is recorded within long-term deferred revenue, as of September 30, 2019, on the condensed consolidated balance sheet and will be recognized upon the delivery of certain information packages for indications which are in development. The relative fair value of deliverables was calculated using a combination of discounted cash flow and cost avoidance models (Level 3 inputs), under which estimated cash flows were discounted using a risk-adjusted rate that aligns with publicly available information of Fosun's cost structure. Estimated cash flows were determined based on management's best estimate of the performance of DOPTELET for each indication in the territory.

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

Pursuant to the Co-Promotion Agreement, the Company has been paying Salix a fee based on the quarterly Net Sales (as defined in the Co-Promotion Agreement) of DOPTELET to specified medical professionals in the Specialty in the United States at specified tiered percentages, ranging from Salix receiving a mid-twenties to mid-thirties percent of Net Sales in a calendar year, subject to specified adjustments. Under the Amendment, the Company will pay Salix a fee based on the quarterly Net Sales of DOPTELET to specified medical professionals in the Expanded Specialty in the United States, which equals a mid-thirties percentage of those Net Sales in a calendar year. In addition, pursuant to the Co-Promotion Agreement, the Company has agreed to pay Salix a milestone payment of $2.5 million upon the achievement of an aggregate Net Sales amount to the Specialty. The Co-Promotion Agreement specifies that the Company will grant Salix a royalty-free right to use trademarks and

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
copyrights relating to DOPTELET in connection with the promotion of DOPTELET in the United States. The Co-Promotion Agreement also contains provisions regarding payment terms, confidentiality and indemnification, as well as other customary provisions.

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

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Term Loan Facility has substantially the same terms as the Term Loan. In accordance with ASC 405-20, Extinguishment of Liabilities, and ASC 470-50, Debt Modifications and Extinguishments, the Company accounted for the repayment of the Company's outstanding obligations and liabilities to SVB under the Term Loan as a debt modification.

The Company deducted the debt issuance costs from the carrying amount of the debt as of September 30, 2019. As of September 30, 2019, the carrying value of the Term Loan Facility was approximately $30.8 million. The short-term portion of $1.9 million is due within 12 months and the long-term portion of $28.9 million is due in greater than 12 months. The debt balance has been categorized within Level 2 of the fair value hierarchy. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. In connection with the merger with Sobi, the Term Loan Facility is expected to be repaid in full on November 12, 2019.

As of September 30, 2019, annual principal payments due under the Term Loan Facility were as follows:

Aggregate Minimum Payments
Year	(in thousands)
2019 (last three months)	$—
2020	4,781
2021	11,475
2022	11,475
2023	5,929
Total	33,660
Less unamortized debt issuance costs and final payment	(2,824)
Total	$30,836

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Under the sublease and the Lease, the Company's aggregate annual rent commitments are $91,421 for the last three months of 2019, $532,647 for 2020, $713,385 for 2021, $733,160 for 2022, and $562,363 for 2023.

The term of the Lease will continue until September 30, 2023. The Company has an option to renew the Lease for one additional term of five years. If exercised, rent during the renewal term will be at the fair market rental rate as defined in the Lease.

The Lease provides for total tenant improvement allowance of approximately $322,305. As of September 30, 2019, none of the allowance was utilized.

The Company recorded operating lease expense of $98,523 and $295,569 for the three and nine months ended September 30, 2019, respectively, compared to operating lease expense of $71,565 and $248,567 for the three and nine months ended September 30, 2018, respectively. Operating lease expense is recorded and classified as selling, general and administrative expenses on the Company's consolidated statements of operations.

Maturity of lease liabilities (in thousands)	Operating leases
2019 (last three months)	$91
2020	385
2021	455
2022	467
2023	359
Total lease payments	1,757
Less: Interest	(300)
Present value of lease liabilities	$1,457
The weighted average remaining lease term is 4.0 years and the weighted average discount rate is 6.5%. The discount rate is the same as the Company's incremental borrowing rate as the rate implicit in the leases cannot be readily determined.

Dova Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9—Commitments and contingencies

Purchase commitments

As noted in Note 3, the Company has an agreement with Eisai for the commercial supply of DOPTELET. Under the terms of the agreement, the Company will supply Eisai with non-cancelable firm commitment purchase orders. Future minimum purchase obligations are $11.0 million through the first quarter of 2020.

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

Litigation

Between October 14, 2019 and October 31, 2019, four stockholder actions were filed in federal court (captioned Wang v. Dova Pharm., Inc. et al., No. 19-cv-01944-UNA (D. Del. filed Oct. 14, 2019); Wheby v. Dova Pharm., Inc. et al., No. 19-cv-01981- UNA (D. Del. filed Oct. 18, 2019) (filed on behalf of putative class); Hurd v. Dova Pharm., Inc., et al., No. 19-cv-09708 (S.D.N.Y. filed Oct. 21, 2019); and Katz v. Dova Pharm. Inc. et al., No. 19-cv-10147 (S.D.N.Y. filed Oct. 31, 2019) (collectively, the “Complaints”)) against the Company and the Board related to the tender offer. The Complaints assert violations of Sections 14(e) & (d) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14d-9 promulgated thereunder. The Complaints contend the Company’s Schedule 14D-9, filed on October 11, 2019, omitted or misrepresented material information regarding the tender offer. The Complaints seek, among other things, injunctive relief, rescission or rescissory damages, and an award of The Complaints’ respective costs, including attorneys’ fees and expenses. The Company believes the allegations and claims asserted in the lawsuits are without merit and that the disclosures in the Schedule 14D-9, filed on October 11, 2019, comply fully with applicable law.

Note 10—Income taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2019 as the Company incurred losses for the three and nine months ended September 30, 2019 and is forecasting additional losses through the fourth quarter of 2019, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2019. Therefore, no federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with ASC 740.

Due to the Company’s history of losses since inception, the Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

At September 30, 2019, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 11—Employee benefit plan

The Company maintains a defined contribution 401(k) plan available to full-time employees, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $1.00 per $1.00 of employee contribution into the plan for the first 3% and $0.50 per $1.00 of employee contribution for the next 2%, for a maximum deferral per employee of 4% of the employee’s salary. The Company's matching contributions totaled approximately $181,386 and $438,161 during the three and nine months ended September 30, 2019, respectively. The Company’s matching contributions totaled approximately $70,163 and $179,003 during the three and nine months ended September 30, 2018, respectively.

Note 12—Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2019, and events which occurred subsequently but were not recognized in the financial statements.

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

Forward-looking statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions, although not all forward-looking statements contain these identifying words. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to significant risks and uncertainties and we can give no assurances that our expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, changes resulting from the completion of our pending acquisition by Sobi (as defined below), as well as those factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 under Part I - Item 1A “Risk Factors” filed with the Securities and Exchange Commission on March 5, 2019, in this Quarterly Report under Part II - Item 1A “Risk Factors,” and in our other filings with the SEC. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a pharmaceutical company focused on acquiring, developing and commercializing drug candidates for diseases that are treated by specialist physicians, with an initial focus on addressing thrombocytopenia, a disorder characterized by a low blood platelet count. On May 21, 2018, the U.S. Food and Drug Administration (“FDA”) approved DOPTELET (avatrombopag), which is an orally administered thrombopoietin receptor agonist for the treatment of thrombocytopenia in adult patients with chronic liver disease (“CLD”) scheduled to undergo a procedure, which we commercially launched on June 4, 2018. In addition, on June 20, 2019, we were granted a marketing authorization by the European Commission for the treatment of severe thrombocytopenia in adult patients with CLD who are scheduled to undergo an invasive procedure. DOPTELET has not yet been commercially launched in Europe. Furthermore, on June 26, 2019, we received FDA approval for DOPTELET for the treatment of thrombocytopenia in adult patients with chronic immune thrombocytopenia ("ITP") who have had an insufficient response to a previous treatment. We believe that DOPTELET, along with currently marketed TPO-RAs Promacta and Nplate for the treatment of patients with ITP alone, has an approximately $1.0 billion addressable market in the United States and an approximately $2.0 billion worldwide addressable market. We commercially launched DOPTELET for the treatment of thrombocytopenia in adult patients with chronic ITP on July 16, 2019. In conjunction with the launch of DOPTELET for chronic ITP, we reduced the wholesaler acquisition cost for DOPTELET by approximately two thirds compared to the previous wholesaler acquisition cost for DOPTELET. We also expanded our distribution network to include several specialty distributors that are associated with certain group purchasing organizations.

We initiated a Phase 3 trial in chemotherapy-induced thrombocytopenia ("CIT") during the first quarter of 2018. Results for the primary and select secondary endpoints from this trial are expected in the first half of 2020. Currently, there are no approved treatments for CIT. Physicians are currently managing CIT through chemotherapy dose reductions, cycle delays, and in severe cases platelet transfusions. In the United States, there are approximately 765,000 patients annually that receive chemotherapy. Among those patients, roughly 93% have solid tumors, while the remaining 7% have non-solid tumors. The incidence of thrombocytopenia in solid tumors and non-solid tumors is reported to be approximately 10% and 50%, respectively. Accordingly, we believe the U.S. addressable CIT population related to solid tumors to include approximately 71,000 patients annually. The ongoing clinical trial in CIT utilizes a dosage regimen of 60 mg once daily for 5 days prior to chemotherapy and

60 mg once daily for 5 days after chemotherapy. If approved, patients receiving chemotherapy that develop clinically meaningful thrombocytopenia are expected to utilize DOPTELET for 2 to 3 cycles out of a 6-cycle chemotherapy regimen.

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

On September 30, 2019, we announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) with Swedish Orphan Biovitrum AB (publ), a Swedish public limited liability company (“Sobi”). Under the terms of the Merger Agreement, Sobi commenced a tender offer for all outstanding shares of Dova, whereby Dova stockholders were offered an upfront payment for $27.50 per share in cash, along with one non-tradeable Contingent Value Right ("CVR") that entitles them to an additional $1.50 per share in cash upon regulatory approval of DOPTELET for the treatment of CIT, representing a total potential consideration of $29.00 per share, or a total potential consideration of up to $915 million on a fully diluted basis. We refer to the upfront payment of $27.50 per share in cash plus the CVR herein as “offer price.” The tender offer was completed on November 8, 2019 and the merger is expected to close on November 12, 2019. Upon the closing of the merger, the Company will become a wholly-owned indirect subsidiary of Sobi. In addition, all of our outstanding options (whether vested or unvested) that have an exercise price of less than $27.50 will be canceled and the holders thereof will receive the offer price in respect of each share covered by such option, less the applicable exercise price, and all outstanding restricted stock units (whether vested or unvested) will be canceled and the holders thereof received the offer price in respect of each share covered by such restricted stock unit. In addition, any options with an exercise price between $27.50 and $29.00 will also be entitled to receive a payment in respect of each share covered by such option upon regulatory approval of DOPTELET for the treatment of CIT in an amount equal to the excess of $29.00 over the applicable exercise price. Upon the closing of the merger, the Term Loan Facility is expected to be repaid in full.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2019 and for the year ended December 31, 2018, our net loss was $54.7 million and $72.3 million, respectively. As of September 30, 2019, we had an accumulated deficit of $184.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•continue to invest in the clinical development of DOPTELET for the treatment of CIT;
•continue the commercialization of DOPTELET;
•fulfill post-marketing obligations in territories where DOPTELET is approved;
•manufacture DOPTELET under our supply agreement with Eisai;
•establish an additional manufacturer for DOPTELET;
•maintain, expand and protect our intellectual property portfolio;
•evaluate opportunities for development of additional drug candidates; and
•incur additional costs associated with operating as a public company, if the merger with Sobi is not consummated.

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

Amended and restated transition services agreement and an additional work order

Effective April 1, 2018, we entered into an Amended and Restated Transition Services Agreement (the “Amended TSA”) and an Additional Work Order (“Work Order”) with Eisai, pursuant to which Eisai agreed to provide services to us after the expiration of the original Transition Services Agreement by and between Eisai and us, dated March 30, 2016 (the "TSA"), which expired on March 31, 2018. Under the Work Order, Eisai provided certain regulatory, CMC, nonclinical, clinical pharmacology, and statistical services in order to support our NDA and marketing authorization application to the European Medicines Agency for the period from April 1, 2018 through June 30, 2019, at which time the Work Order expired. The Company incurred $32.3 million under the TSA and the Amended TSA.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019. There have been no material changes during the three and nine months ended September 30, 2019 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the addition of a lease accounting policy as discussed in Note 2 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In addition, for the three and nine months ended September 30, 2019, we recognized $1.9 million of the upfront payment received from our Distribution Agreement with Fosun.

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

The duration, costs and timing of additional clinical trials for DOPTELET and any other drug candidates will depend on a variety of factors that include the following:

•number of trials required for approval;
•delays in reaching, or failing to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or prospective contract research organizations, the terms of which can be subject to extensive negotiation and may vary significantly among different contract research organizations and trial sites;
•clinical trials of our drug candidates producing negative or inconclusive results, including failure to demonstrate statistical significance;
•per patient trial costs, including based on number of doses that patients receive;
•the number of patients that participate in the trials and then drop-out or discontinuation rates of patients;
•the number of sites included in the trials;
•the countries in which the trial is conducted;
•the length of time required to enroll eligible patients;
•potential additional safety monitoring or other studies requested by regulatory agencies;
•undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;
•the duration of patient follow-up;
•timing and receipt of regulatory approvals;
•the efficacy and safety profile of the drug candidate;
•third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•whether and how many post-approval trials are required;
•regulators or institutional review boards requiring that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks; and
•the insufficiency or inadequacy of the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of DOPTELET for new indications. We are also unable to predict when, if ever, material net cash inflows will commence from sales of DOPTELET. This is due to the numerous risks and uncertainties associated with developing and commercializing DOPTELET, including the uncertainty of:

•achieving successful enrollment and completion of additional clinical trials and achieving regulatory approval of DOPTELET for the treatment of thrombocytopenia beyond its currently approved indications;
•establishing an appropriate safety profile;
•establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers that provide for commercial quantities of DOPTELET manufactured at acceptable cost levels and quality standards;
•whether any indication approved by regulatory authorities is narrower than we expect;
•compliance with ongoing regulatory review by the FDA, EMA, or any comparable foreign regulatory authorities;
•the efficacy and safety of DOPTELET and potential advantages compared to alternative treatments, notwithstanding success in meeting or exceeding clinical trial endpoints;
•the size of the markets for approved indications in territories in which we receive regulatory approval, if any;
•the ability to set an acceptable price for DOPTELET and obtain coverage and adequate reimbursement from third-party payors and develop and implement viable patient assistance programs;
•the acceptance by the prescribing community of DOPTELET;
•the degree of competition we face from competitive therapies;
•the ability to add operational, financial, management and information systems personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;
•retention of key research and development personnel;
•the ability to continue to build out and retain an experienced management and advisory team;
•the ability to maintain, expand and protect our intellectual property portfolio, including any licensing arrangements with respect to our intellectual property; and

•the ability to avoid and defend against third-party infringement and other intellectual property related claims.

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

We expect our selling, general and administrative expense will increase for the foreseeable future to support the commercialization of DOPTELET for its currently approved indications and other indications, if these other indications gain marketing approval. These increases will likely include increased costs related to the hiring of additional personnel and fees related to the Co-Promotion Agreement. In addition, we expect to incur, at an increased rate compared to prior periods, significantly higher expenses associated with building and maintaining a sales and marketing team in connection with the commercialization of DOPTELET. As a result, we expect significantly higher selling, general and administrative expenses over the next several fiscal quarters compared to prior periods.

Results of operations for the three months ended September 30, 2019 and 2018

The following table sets forth our selected statements of operations data for the three months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,
	2019	2018
Revenue
Product sales, net	$1,453	$2,929
Other revenue	1,920	—
Total revenue, net	3,373	2,929
Operating expenses:
Cost of product sales	653	370
Research and development	4,188	4,847
Selling, general and administrative	19,197	17,031
Total operating expenses	24,038	22,248
Loss from operations	(20,665)	(19,319)

Interest income and other income (expense), net	235	342
Interest expense	(855)	(546)
Total other expenses, net	(620)	(204)
Net loss	$(21,285)	$(19,523)

Revenue

Product sales, net decreased by $1.5 million to $1.4 million for the three months ended September 30, 2019 from $2.9 million for the three months ended September 30, 2018 due to the decrease in wholesaler acquisition cost for DOPTELET and the replacement of channel inventory with product with updated labels.

In addition, for the three months ended September 30, 2019, other revenue consisted of a $1.9 million upfront payment received pursuant to our Distribution Agreement with Fosun.

Cost of product sales

Cost of product sales increased by $0.3 million to $0.7 million for the three months ended September 30, 2019 from $0.4 million for the three months ended September 30, 2018 due to an increase in the cost of inventory, royalty payments to Astellas and an increase in certain distribution and overhead costs.

Research and development expense

Research and development expenses were $4.2 million and $4.8 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Product development costs were lower for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily driven by the termination of two studies and partially offset by the progression of the CIT program.

For the three months ended September 30, 2019, research and development expenses included approximately $3.1 million of product development expenses, $0.6 million of payroll-related expenses, and $0.5 million of stock-based compensation expense.

For the three months ended September 30, 2018, we recorded approximately $3.2 million of product development expenses, $1.0 million of payroll-related expenses, and $0.6 million of stock-based compensation expense.

Selling, general and administrative expense

For the three months ended September 30, 2019, selling, general and administrative expenses increased by $2.2 million compared to the three months ended September 30, 2018, which was primarily driven by the commercial launch of DOPTELET for the treatment of ITP in July 2019 and the Salix promotion fee recorded during the three months ended September 30, 2019.

For the three months ended September 30, 2019, selling, general and administrative expenses consisted of $3.8 million of commercial-related expenses, $9.0 million of payroll-related expenses, $3.2 million of stock-based compensation expenses, $0.2 million of office operations-related expenses, $2.3 million in professional and consulting fees, $0.2 million related to pharmacovigilance and medical writing, and $0.5 million in educational sponsorship and grants.

For the three months ended September 30, 2018, selling, general and administrative expenses consisted of $3.0 million of commercial-related expenses, $7.7 million of payroll-related expenses, $3.4 million of stock-based compensation expenses, $0.7 million of office operations-related expenses, $1.7 million in professional and consulting fees, and $0.5 million in educational sponsorship grants.

Other expenses, net

Other expenses, net for the three months ended September 30, 2019 consisted primarily of $0.9 million of interest expense and amortization of debt issuance costs and accretion expense for the final payment related to our loan with SVB, partially offset by $0.4 million of income on our money market accounts.

Other expense, net for the three months ended September 30, 2018 consisted primarily of $0.5 million of interest expense and amortization of debt issuance costs and accretion expense for the final payment related to our loan with SVB, and $0.2 million of charitable contributions, partially offset by $0.5 million of income on our money market accounts.

Results of operations for the nine months ended September 30, 2019 and 2018

The following table sets forth our selected statements of operations data for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine months ended September 30,
	2019	2018
Revenue
Product sales, net	$8,970	$4,886
Other revenue	1,920	2,627
Total revenue, net	10,890	7,513
Operating expenses:
Cost of product sales	1,612	889
Research and development	12,777	12,771
Selling, general and administrative	50,447	45,856
Total operating expenses	64,836	59,516
Loss from operations	(53,946)	(52,003)

Interest income and other income (expense), net	1,211	369
Interest expense	(1,993)	(1,315)
Total other expenses, net	(782)	(946)
Net loss	$(54,728)	$(52,949)

Revenue

Product sales increased by $4.1 million to $9.0 million for the nine months ended September 30, 2019 from $4.9 million for the nine months ended September 30, 2018 due to growth in sales of DOPTELET since its launch in June 2018. In addition, for the nine months ended September 30, 2019 and 2018, we recognized $1.9 million and $2.6 million, respectively, of the upfront payment received pursuant to our Distribution Agreement with Fosun.

Cost of product sales

Cost of product sales of $1.6 million, or 15% of revenue, for the nine months ended September 30, 2019 consisted of the cost of inventory, royalty payments to Astellas and certain distribution and overhead costs. Cost of product sales of $0.9 million for the nine months ended September 30, 2018 consisted of the cost of inventory that was purchased from Eisai that was sold after FDA approval of DOPTELET, royalty payments to Astellas and certain distribution and overhead costs. In addition, for the nine months ended September 30, 2018, cost of product sales included $0.3 million related to a one-time stock-based compensation charge.

Research and development expense

Research and development expenses were comparable for the nine months ended September 30, 2018 and September 30, 2019.

For the nine months ended September 30, 2019, research and development expenses included approximately $8.4 million of product development expenses, $1.0 million of the Astellas license milestone payment, $2.0 million of payroll-related expenses, and $1.3 million of stock-based compensation expense.

For the nine months ended September 30, 2018, research and development expenses included $8.8 million of clinical development costs associated with the clinical trials initiated to evaluate DOPTELET for the treatment of PST and CIT, $2.4 million of payroll-related expenses and $1.6 million of stock-based compensation expense.

Selling, general and administrative expense

For the nine months ended September 30, 2019, selling, general and administrative expenses increased by $4.6 million, which was primarily driven by sales and marketing activities to continue the commercialization activities of DOPTELET.

For the nine months ended September 30, 2019, selling, general and administrative expenses of $50.4 million consisted of $11.4 million of commercial-related expenses, $22.5 million of payroll-related expenses, $8.2 million of stock-based compensation expenses, $0.8 million of office operations-related expenses, $6.0 million in professional and consulting fees, $0.7 million related to pharmacovigilance and medical writing, and $0.8 million in educational sponsorship and grants.

For the nine months ended September 30, 2018, selling, general and administrative expenses of $45.9 million, consists primarily of $17.6 million of payroll-related expenses, $10.0 million of commercial-related expenses, $9.1 million of stock-based compensation expenses, $5.8 million of professional and consulting fees, $2.3 million of office operations-related expenses and $1.1 million in educational sponsorship and grants.

Other expenses, net

Other expenses, net for the nine months ended September 30, 2019 consisted primarily of $2.0 million of interest expense and amortization of debt issuance costs and accretion expense for the final payment related to our loan with SVB and $0.3 million of expense related to franchise tax, partially offset by $1.5 million of income on our money market accounts.

Other expenses, net for the nine months ended September 30, 2018 consisted primarily of $1.3 million of interest expense, amortization of debt issuance costs and accretion expense for the final payment related to our loan with SVB, $0.5 million of withholding taxes related to the $5.0 upfront payment received from Fosun, $0.2 million of charitable contributions, and $0.4 million of various state franchise taxes partially offset by $1.4 million of income on our money market accounts. Other expenses, net for the nine months ended September 30, 2017 consisted primarily of $0.9 million of interest expense related to the Eisai Note, partially offset by $0.3 million of interest income on our money market mutual funds.

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

On May 6, 2019, we entered into a Term Loan Facility with the Lenders, pursuant to which we may borrow up to $50.6 million, issuable in four separate tranches, of which $20.6 million ("Advance A") was issued upon execution of the Term Loan Facility and used to repay in full all of our outstanding obligations and liabilities to SVB under the Term Loan, $10.0 million ("Advance B") was issued in July 2019 upon the occurrence of regulatory approval for the ITP indication which was received on June 26, 2019, $10.0 million ("Advance C") is available to be issued upon the achievement of a specified commercial revenue milestone until the earlier of April 15, 2020 or the day before Advance D is available, and $10.0 million ("Advance D") is available to be issued upon the achievement of specified regulatory and commercial revenue milestones until July 15, 2020. In the event that we do not borrow Advance C, then $20.0 million, rather than $10.0 million, will be available to be issued under Advance D upon the achievement of specified regulatory and commercial revenue milestones until July 15, 2020. The maturity date of the Term Loan Facility is April 3, 2023. The Term Loan Facility is expected to be repaid in full on November 12, 2019 upon the completion of the merger with Sobi.

We commercially launched DOPTELET in June 2018. Prior to the generation of revenue from DOPTELET, we had not generated any commercial revenue from the sale of our products. We expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash and equivalents, which totaled $68.4 million and $104.6 million at September 30, 2019 and December 31, 2018, respectively.

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Nine months ended September 30,
	2019	2018
Cash and equivalents at the beginning of the period	$104,566	$94,846
Net cash used in operating activities	(47,311)	(36,257)
Net cash used in investing activities	(286)	(269)
Net cash provided by financing activities	11,479	63,707
Cash and equivalents at the end of the period	$68,448	$122,027

Operating activities

Operating activities used $47.3 million of cash during the nine months ended September 30, 2019, primarily for employee related expenses, commercialization activities for DOPTELET and clinical development fees related to the CIT study, partially offset by cash receipts from our product sales.

Operating activities used $36.3 million of cash during the nine months ended September 30, 2018, primarily for employee related expenses, consulting fees primarily related to our commercial readiness activities and clinical development fees related to the initiation of the PST program, partially offset by the receipt of a $4.5 million upfront payment from our Distribution Agreement with Fosun and cash receipts from our product sales. Operating cash flows also included office operational expenses, recruiting and legal fees.

Investing activities

Net cash used in investing activities related primarily to the purchases of equipment during the nine months ended September 30, 2019 and 2018.

Financing activities

For the nine months ended September 30, 2019, financing activities provided $11.5 million of cash, consisting of the payment of our term loan of $20.6 million, debt issuance costs of $1.5 million, proceeds from new debt of $31.6 million and $2.0 million of net proceeds from the issuance of common stock in connection with employee option exercises, partially offset by $1.5 million of debt issuance costs incurred in relation to the Term Loan Facility. Advance A of the Term Loan Facility had a net zero cash impact on our financing activities for the nine months ended September 30, 2019 as the $20.6 million issued under Advance A was used to repay in full all of our outstanding obligations to SVB under the Term Loan, including a prepayment fee of $0.6 million.

For the nine months ended September 30, 2018, financing activities provided $63.7 million of cash, consisting primarily of net proceeds of $74.7 million from the issuance of common stock from our underwritten offering completed on February 27, 2018 and $20.0 million that was borrowed from SVB under the Term Loan, partially offset by the payment in full of the Eisai Note of $31.1 million and $37,705 in debt issuance costs to secure the new loan.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to build out our commercial organization including the sales leadership, marketing and market access functions and expand our commercialization activities. As we seek to obtain marketing approval for DOPTELET in other indications, we will incur additional costs around clinical trials and research and development. In addition, if we obtain FDA approval for DOPTELET in other indication or any other drug candidates, we expect to incur significant commercialization expenses. Based on our current operating plans, we believe our existing cash and equivalents as of September 30, 2019 2019 will be sufficient to fund our current planned operations for at least the next 12 months. We have based this estimate on assumptions that could prove to be wrong and we could use our capital resources sooner than planned. Our future funding requirements will depend on many factors, including:

•costs of continued commercial activities, including product sales, marketing, manufacturing and distribution, for DOPTELET in CLD, ITP and other indications, if approved;
•the extent of DOPTELET sales, which are significantly influenced by the buying patterns of our customers, which may be influenced by many factors beyond our control;
•establishing an alternative manufacturer for DOPTELET;
•the scope, progress, results and costs of clinical trials;
•the scope, prioritization and number of our research and development programs;
•the costs, timing and outcome of regulatory review of our drug candidates;
•our ability to establish and maintain collaborations on favorable terms, if at all;
•the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•the costs of retaining key research and development, sales and marketing personnel;
•the timing and size of any milestone payments required under our existing or future arrangements;
•the extent to which we acquire or in-license other drug candidates and technologies; and

•the costs of establishing sales and marketing capabilities if we obtain regulatory approvals to market our drug candidates.

Clinical trial development is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval of and achieve sales of DOPTELET in other indications or other drug candidates. In addition, DOPTELET or any other drug candidates, if approved, may not achieve commercial success or may be limited in approved indications. Accordingly, once we become a wholly owned subsidiary of Sobi, may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

If we are unable to raise capital or otherwise obtain funding when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Contractual Obligations and Commitments

Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 5, 2019. Except for the extinguishment of the Term Loan in connection with the completion of the merger with Sobi, there were no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the nine months ended September 30, 2019.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and nine ended September 30, 2019.

We contract with clinical research organizations globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2019, substantially all of our total receivables and liabilities were denominated in the U.S. dollar.

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

With respect to the quarter ended September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information
Not applicable.

Part II.  Other Information

Item 1. Legal Proceedings.

Between October 14, 2019 and October 31, 2019, four stockholder actions were filed in federal court (captioned Wang v. Dova Pharm., Inc. et al., No. 19-cv-01944-UNA (D. Del. filed Oct. 14, 2019); Wheby v. Dova Pharm., Inc. et al., No. 19-cv-01981- UNA (D. Del. filed Oct. 18, 2019) (filed on behalf of putative class); Hurd v. Dova Pharm., Inc., et al., No. 19-cv-09708 (S.D.N.Y. filed Oct. 21, 2019); and Katz v. Dova Pharm. Inc. et al., No. 19-cv-10147 (S.D.N.Y. filed Oct. 31, 2019) (collectively, the “Complaints”)) against us and our board of directors related to the tender offer. The Complaints assert violations of Sections 14(e) & (d) and 20(a) of the Exchange Act and Rule 14d-9 promulgated thereunder. The Complaints contend our Schedule 14D-9, filed on October 11, 2019, omitted or misrepresented material information regarding the tender offer. The Complaints seek, among other things, injunctive relief, rescission or rescissory damages, and an award of The Complaints’ respective costs, including attorneys’ fees and expenses. We believe the allegations and claims asserted in the lawsuits are without merit and that the disclosures in the Schedule 14D-9, filed on October 11, 2019, comply fully with applicable law.

In addition, from time to time, we are subject to litigation and claims arising in the ordinary course of business but, except as stated above, we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

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
2.1*^
Agreement and Plan of Merger, dated as of September 30, 2019, by and among Dova Pharmaceuticals, Inc., Swedish Orphan Biovitrum AB (publ) and Dragonfly Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38135), filed with the Commission on October 3, 2019, and incorporated by reference herein)

3.1*
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

101#	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements (filed herewith).

# Filed herewith. ^ Schedules omitted pursuant to Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
* Previously filed.
+ These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dova Pharmaceuticals, Inc.

Date: November 12, 2019	By:	/s/ David S. Zaccardelli
David Zaccardelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Mark W. Hahn
Mark W. Hahn
Chief Financial Officer
(Principal Financial Officer)